Form 10-K
period 2023-12-31
TransMontaigne Partners LLC
filed 2024-03-15
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2023
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

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2023 was $nil.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	fluctuations in the price of the products that we purchase and sell;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions, including inflation;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	large customer defaults;
●	rising interest rates;
●	operating hazards, global health epidemics, natural disasters, weather-related delays, cyber-security breaches, IT system outages, global or regional conflicts, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
●	public health crises, epidemics and pandemics.

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

Contribution of Pacific Northwest assets. On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”), a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the United States Pacific Northwest (the “Pacific Northwest Contribution”).

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

Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in BOSTCO, Olympic Pipeline Company, SeaPort Midstream and Frontera (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2023 are as follows:

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

Active storage
capacity (1)
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	368,000
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins terminal)	6,280,000
Collins, MS (Collins rack)	200,000
Doraville, GA	438,000
Fairfax, VA	508,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Norfolk, VA	1,336,000
Richmond, VA	448,000
Rome, GA	152,000
Selma, NC	673,000
Spartanburg, SC	166,000
Southeast Total	12,490,000
West Coast Terminals:
Martinez, CA	5,034,000
Richmond, CA	688,000
Tacoma, WA	1,486,000
West Coast Total	7,208,000
Our Joint Ventures Terminals:
BOSTCO Joint Venture Terminal (3)	7,080,000
Olympic Pipeline Company Joint Venture Terminal (4)	510,000
SeaPort Midstream Joint Venture Terminal (5)	1,251,000
Frontera Joint Venture Terminal (6)	1,655,000
TOTAL CAPACITY	42,488,000
(1)	Active storage capacity includes terminals which do not need capital investment to contract available storage capacity.
(2)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(3)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5% Class A ownership interest.
(4)	Reflects the total active storage capacity of Olympic Pipeline Company, of which we have a 30% ownership interest.
(5)	Reflects the total active storage capacity of SeaPort Midstream, of which we have a 51% ownership interest.
(6)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.

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

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the United States/Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, when our customer obtains all the necessary approvals from the Mexican government. We have previously filed revised tariffs with the FERC to support such activities.

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

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.5 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Colonial and Plantation pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

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

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state owned petroleum company, acquired the remaining 50% ownership interest in Frontera. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

Our Services and Revenue Streams

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. The fees we charge and our other sources of revenue are composed of:

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

Significant Customer Relationships

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships, our top 10 customers made up approximately 67% of the total revenue for the year ended December 31, 2023.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via optical fiber, wireless and wide area network communication systems from a central control room located in Roswell, Georgia, with the exception of the Tacoma terminal. We can also monitor activity at our terminals from this control room or other areas within the Roswell, Georgia office. The Tacoma control room is located on-site.

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

We also are subject to PHMSA regulations applicable to High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). These regulations specify how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulations require an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigating measures exist. Through this program, we evaluated a range of threats to each pipeline segment’s integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulations require prompt action to address integrity issues raised by the assessment and analysis. We have completed baseline assessments for all segments and believe that we are in material compliance with these PHMSA regulations. In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on the safety of hazardous liquid pipelines and enhanced emergency order procedures. The safety of hazardous liquid pipelines rule extended leak detection requirements to all non-gathering hazardous liquid pipelines and requires operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. This rule took effect on July 1, 2020. The enhanced emergency procedures rule focuses on increased emergency safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. This rule took effect on December 2, 2019. We believe that we are in material compliance with each of these recent PHMSA rules.

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

Congress and numerous states are currently considering proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future legislation that may be enacted to address greenhouse gas emissions would impact our operations. We believe we are in material compliance with existing federal and state greenhouse gas reporting regulations. Although future laws and regulations could result in increased compliance costs or additional operating restrictions, they are not expected to have a material adverse effect on our business, financial position, results of operations and cash flows.

Hazardous and Solid Waste. Our operations are subject to the Federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, and disposal of hazardous and solid waste. Our terminal facilities are routinely classified by the EPA as Very Small Quantity Generators. Our terminals do not generate hazardous waste except in isolated and infrequent cases. At such times, only third party disposal sites which have been audited and approved by us are used. Our operations also generate solid wastes that are regulated under state law or the less stringent solid waste requirements of RCRA. We believe that we are in material compliance with the existing requirements of RCRA and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. While some of our facilities are in regions that may be designated as habitat for endangered or threatened species, we believe that we are in material compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). Though the United States had withdrawn under President Trump, in January 2021, President Biden issued an executive order whereby the United States again became a party to the Paris Agreement.  President Biden also issued an Executive Order on climate change in which he announced putting the United States on a path to achieve net-zero carbon emissions, economy-wide, by 2050. In November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies in an effort to accelerate the transition away from fossil fuels.

On October 7, 2023, California signed into law two climate disclosure bills that will impose reporting obligations on companies doing business in California—SB 253, the Climate Corporate Data Accountability Act and SB 261, Greenhouse Gases: Climate-Related Financial Risk. On March 6, 2024, the Securities and Exchange Commission issued a final rule that will enhance and standardize climate-related disclosures for investors. We are still evaluating the impact of the final rule on the Company; however, such rules at the federal and state level could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations.

In August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. Certain of these initiatives are subject to ongoing litigation, and the impacts of each of these laws and orders, and the terms of any legislation or regulation to implement the United States commitment under the Paris Agreement, remain unclear at this time. In January 2024, the United States Environmental Protection Agency ("EPA") released a proposed rule to implement the methane emissions reduction program outlined in the Inflation Reduction Act of 2022 by imposing a “waste emissions charge” on certain petroleum and natural gas sources that are already required to report their emissions under the EPA’s Greenhouse Gas Reporting Program. Changes to United States climate change strategy under the current Biden administration and future administrations remain subject to the ultimate passage of legislation and action of federal and state regulatory agencies; therefore, the impact to our industry and our current and future operations due to climate change and greenhouse gas regulation is unknown at this time.

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

Tariff Regulation. The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the United States/Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, when our customer obtains all the necessary approvals from the Mexican government, and have previously filed revised tariffs with the FERC to support such activities. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG). In January 2022, in response to rising inflation and a rehearing proceeding, the FERC set the new index at PPI-FG minus 0.21% for the five-year period extending through June 2026, and ordered pipelines to recalculate their rate ceiling levels effective March 1, 2022. In May 2023, FERC published its annual index figure based on changes in PPI-FG, which permitted oil and liquids pipelines to increase their index ceiling levels by approximately 13% for the time period from July 1, 2023 through June 30, 2024. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements (that is, negotiated rates agreements) between shippers and the oil pipeline company.

Negotiated Rates. The current rates charged by the Razorback pipeline and, upon recommencement of service, the Diamondback pipeline, are negotiated rates that were established via an agreement with non-affiliated shippers and are not index rates or cost-of-service rates. Therefore, while we continue to monitor FERC’s policy changes with respect to index rates and cost-of-service rates, we do not expect such changes to have an adverse impact on the rates charged by the Razorback and Diamondback pipelines and do not discuss such changes here.

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

We monitor or require the monitoring of the structural integrity of all of our PHMSA, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the “Pinebelt pipeline,” that connects our Collins and Purvis, Mississippi bulk storage terminal facilities; approximately 5 miles of various diameter petroleum pipeline in and around Martinez, California; approximately 3 miles of pipeline connected to our Tacoma, Washington terminal; and the Diamondback pipeline consisting of two approximately 16-mile pipelines. The maintenance of structural integrity includes a program of integrity management by us or required by us that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines. Beginning in 2002, PHMSA required internal inspections or other integrity testing of all PHMSA-regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage meet or exceed all PHMSA inspection requirements for pipelines located in the United States.

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

Human Capital Management

Employees. Our executive officers are employed by TransMontaigne Management Company, LLC (“TMC”), a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. All other employees who provide services to the Company are employed by our subsidiary, TLP Management Services L.L.C. (“TMS”). TMS provides certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. As of February 29, 2024, we had approximately 541 employees.

Attracting, Retaining and Developing Personnel. We face a competitive talent environment, including having an aging workforce. Maintaining appropriate headcount levels is critical to the operation of our terminals and other assets. To attract and retain a successful workforce, we study market trends, benchmarking the attractiveness of our employee value proposition, and analyzing retention data. We also focus on driving employee engagement, which is key to increasing employee productivity, retention, and safety. We take a data-centric approach, including the use of surveys among management and our employee population, to identify new initiatives that will help boost engagement, employee satisfaction and drive business results. We provide a competitive pay and benefits package that is designed to attract and retain a skilled and diverse workforce.

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

Finally, we are committed to recruiting the most qualified, talented, and diverse people. We strive to create a diverse, equitable, and inclusive workplace where a wide range of perspectives and experiences are represented, valued, and empowered to thrive. Over one-third of our workforce is represented by minority populations, while nearly one third of our senior management team consists of women. While our current workforce reflects a broad range of backgrounds and experiences, we continue to focus our recruiting on building an even more diverse workforce.

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

Available Information

We file annual, quarterly, and current reports with the SEC under the Securities Exchange Act of 1934. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file at http://www.sec.gov.

In addition, our annual reports on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on or through the “SEC Filings” section of our website at www.transmontaignepartners.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $150 million. At December 31, 2023, our outstanding borrowings under the revolving credit facility were $88 million. At December 31, 2023, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $20 million. We expect to fund our future investments and expansion capital expenditures with cash flows from operations and borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

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

As of December 31, 2023, we had total long-term debt of $1.3 billion and we had an unused borrowing base availability of $62 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

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

If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, capital expenditures, investments or acquisitions, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to affect any of these actions on satisfactory terms, or at all.

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

Subject to the restrictions in the instruments governing our outstanding indebtedness, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2023, we had additional borrowing capacity of $62 million under our revolving credit facility, all of which would be secured if borrowed.

Any increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

●	we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
●	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, such as interest rates, as well as to competitive pressure; and
●	depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, capital expenditures and general company purposes may be limited.

The obligations of our customers under their terminaling services agreements may be reduced or suspended in some circumstances, which would adversely affect our financial condition and results of operations.

Our agreements with our customers provide that, if any of a number of events occur, which we refer to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, our customer’s obligations could be temporarily suspended with respect to that facility. Force majeure events include, but are not limited to, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, acts of nature, including fires, storms, floods, hurricanes, explosions and mechanical or physical failures of our equipment or facilities or those of third parties. In the event of a force majeure, a significant customer’s minimum revenue commitment could, depending on the terms of the particular agreement, be reduced or the contract may be subject to termination. As a result, our revenue and results of operations could be materially adversely affected.

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

We purchase and sell refined and renewable products, along with associated carbon offsets, at our Tacoma, Washington terminal and maintain limited product inventories to support these activities. We currently do not hedge our exposure to price fluctuations and a significant fluctuation in market prices of refined and renewable products and/or associated carbon offsets could result in losses or lower profits from these sales activities.

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

The operation of our assets and the execution of expansion projects require significant expenditures for materials, property, equipment, labor and services. The high inflationary pressures that began during the economic recovery following the COVID-19 pandemic could result in higher operating expenses and project costs for us, as well as higher interest rates, and we may not be able to pass these increased costs on to our customers in the form of higher fees for our services. Changes in price levels that lead to decreases in our revenue or increases in the prices we pay to operate, maintain and expand our assets could adversely affect our business.

Adverse economic conditions periodically result in weakness and volatility, or high interest rates, in the capital markets, that may limit, temporarily or for extended periods, the ability of one or more of our significant customers to secure financing arrangements adequate to purchase their desired volume of product, which could reduce use of our tank capacity and throughput volumes at our terminal facilities and adversely affect our financial condition and results of operations.

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

Our operations are subject to the many hazards inherent in the terminaling and transportation of products, including:

●	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;
●	extreme weather conditions, such as hurricanes, tropical storms and rough seas, which are common along the Gulf Coast, and earthquakes, which are common along the West Coast;
●	explosions, fires, accidents, mechanical malfunctions, faulty measurement and other operating errors;
●	epidemic or pandemic diseases; or
●	acts of terrorism, vandalism, or cyber sabotage.

If any of these events were to occur, we could suffer substantial losses because of personal injury or loss of life, severe damage to and destruction of storage tanks, pipelines and related property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations and potentially substantial unanticipated costs for the repair or replacement of property and environmental cleanup. The United States government has issued public warnings indicating that pipelines and other infrastructure assets could be specific targets of terrorist organizations or cyber sabotage events. In addition, if we suffer accidental releases or spills of products at our terminals or pipelines, we could be faced with material third-party costs and liabilities, including those relating to claims for damages to property and persons and governmental claims for natural resource damages or fines or penalties for related violations of environmental laws or regulations. We are not fully insured against all risks to our business and if losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our operations. Furthermore, events like hurricanes can affect large geographical areas which can cause us to suffer additional costs and delays in connection with subsequent repairs and operations because contractors and other resources are not available, or are only available at substantially increased costs following widespread catastrophes.

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

Additional factors that could lead to a decrease in market demand for refined products include:

●	an increase in the market price of crude oil that leads to higher refined product prices;
●	higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, pending legislation proposing to mandate higher fuel economy, rising fuel prices or otherwise;
●	an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines (although, we do handle or would be capable of handling many renewable products at most of our terminal facilities); or
●	events that impact global market demand in a way that is not presently possible to predict, including impacts from global or regional conflicts, and global health epidemics and concerns.

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

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued war in Ukraine, the Israel-Hamas war and continuing attacks on, and escalating tension involving, United States forces in the Middle East, or other global hostilities or sustained military campaigns may adversely impact our cash flows.

The long-term impact of terrorist attacks and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is impossible to predict. Increased security measures that we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding the Ukraine and Israel-Hamas wars, continuing attacks on, and escalating tension involving, United States forces in the Middle East or other global hostilities or sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). Though the United States had withdrawn under President Trump, on January 20, 2021, President Biden issued an executive order whereby the United States again became a party to the Paris Agreement.  President Biden also issued an Executive Order on climate change in which he announced putting the United States on a path to achieve net-zero carbon emissions, economy-wide, by 2050. In November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies, and in August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. On October 7, 2023, California signed into law two climate disclosure bills that will impose reporting obligations on companies doing business in California—SB 253, the Climate Corporate Data Accountability Act and SB 261, Greenhouse Gases: Climate-Related Financial Risk. In January 2024, the United States Environmental Protection Agency ("EPA") released a proposed rule to implement the methane emissions reduction program outlined in the Inflation Reduction Act of 2022 by imposing a “waste emissions charge” on certain petroleum and natural gas sources that are already required to report their emissions under the EPA’s Greenhouse Gas Reporting Program. On March 6, 2024, the Securities and Exchange Commission issued a final rule that will enhance and standardize climate-related disclosures for investors. We are still evaluating the impact of the final rule on the Company; however, such rules at the federal and state level could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations. Certain of these initiatives are subject to ongoing litigation, and the impacts of these laws and orders, and the terms of any legislation or regulation to implement the United States commitment under the Paris Agreement, remain unclear at this time.

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

These conflicts include, among others, the following potential conflicts of interest:

●	ArcLight and its affiliates may engage in competition with us under certain circumstances;
●	Neither our operating agreement nor any other agreement requires ArcLight or its affiliates to pursue a business strategy that favors us. This entitles ArcLight to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any other security-holder. ArcLight’s directors and officers have fiduciary duties to make decisions in the best interests of ArcLight, which may be contrary to our interests or the interests of our customers;
●	Our operating agreement does not restrict ArcLight from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
●	ArcLight is allowed to take into account the interests of parties other than us, such as ArcLight, or its affiliates, in resolving conflicts of interest. Specifically, in determining whether a transaction or resolution is “fair and reasonable,” ArcLight may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;
●	Our officers are officers of affiliates of Arclight, and we are managed by TLP Finance, our direct parent and a controlled subsidiary of ArcLight, and our officers also devote significant time to the business of these entities and are compensated accordingly;
●	ArcLight has limited its liability and reduced its fiduciary duties, and also has restricted the remedies available to any party for actions that, without the limitations, might constitute breaches of fiduciary duty. ArcLight will not have any liability to us for decisions made in its capacity as our sole equity-holder so long as it acted in good faith, meaning it believed that its decision was in the best interests of our company;
●	ArcLight determines the amount and timing of acquisitions and dispositions, capital expenditures, borrowings, issuance of additional securities, and reserves, each of which can affect our cash flows;
●	ArcLight determines the amount and timing of any capital expenditures by our company and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus, which can affect our cash flows;
●	ArcLight and its officers and directors will not be liable for monetary damages to us, our debt holders or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that ArcLight or those other persons acted in bad faith or engaged in fraud or willful misconduct; or
●	ArcLight decides whether to retain separate counsel, accountants or others to perform services on our behalf.

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

General Risks

We could be negatively impacted by future public health crises, epidemics and pandemics.

Our operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as COVID-19. COVID-19 and its variants or a future public health crisis, could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which a future public health crisis or pandemic may impact our business will depend on future developments, which remain uncertain. We may experience, among other impacts, (a) future customer shutdowns to prevent spread of illness, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (b) limitations on our ability to execute on our business plan, including as a result of employee impacts from illness or school closures and other community response measures, all of which could adversely affect our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity framework intended to identify, assess, monitor and manage risks from cybersecurity threats to the security of our information, systems and network using a risk-based approach. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although our framework takes into account the particulars of our business and our diverse network of terminal operations and does not meet all the technical standards, specifications or requirements under the NIST. Additionally, the Company follows IT General Controls that were implemented to adhere to Sarbanes-Oxley internal controls.

We contract with external firms to assess the Company’s cybersecurity framework. In connection therewith, such firms conduct cybersecurity risk assessments, cybersecurity incident response, provide internal and external penetration testing and ongoing training to our Cybersecurity Group. The Company maintains a cybersecurity insurance policy. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems and third-party service providers.

As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. The Company maintains a variety of incident response plans that would be deployed in the event that a cybersecurity incident were detected. We require all of our employees to undertake data protection and cybersecurity training and compliance programs on an annual basis, which are administered and tracked through online learning modules.

Our critical business systems are fully redundant and backed up at separate locations. Separate business and SCADA networks allow for isolation of potential threats and enhance the security of these systems. We maintain a dedicated SCADA department, staffed around the clock, to evaluate and respond to significant events and incidents that may impact our pipeline operations. Anti-virus solutions are deployed on our SCADA systems and workstations in our data centers and control centers.

Our Cybersecurity Group oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. Our Director of IT Infrastructure, who has extensive cybersecurity knowledge, training and skills gained from over 30 years of work experience on cybersecurity and from technology leadership roles in the energy industry, heads the Cybersecurity Group responsible for implementing and maintaining our cybersecurity and data protection practices. The Director of IT Infrastructure reports directly to our Chief Financial Officer.

Significant threats are reviewed by the Cybersecurity Group to determine whether further escalation is appropriate. Any cybersecurity threat or incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to designated members of our executive management team; namely our Chief Financial Officer, Chief Operating Officer and General Counsel, who, in addition to the Director of IT Infrastructure, are responsible for overseeing and managing material risks from cybersecurity threats. Further, the Company provides an annual cybersecurity assessment to ArcLight.

To date, our business strategy, results of operations and financial condition have not been materially affected, nor are they reasonably likely to be affected by risks from cybersecurity incidents or threats. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

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

RECENT DEVELOPMENTS

Effective October 1, 2023, Frederick W. Boutin retired from his position as Chief Executive Officer of the Company and its wholly owned and controlled operating subsidiaries.

Effective October 1, 2023, an indirect parent of the Company appointed Randal T. Maffett as Chief Executive Officer of the Company and its wholly owned and controlled operating subsidiaries. Mr. Maffett is an employee of TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight. Mr. Maffett served as Chief Commercial Officer of Kinder Morgan Terminals from 2014 to 2019, as Senior Vice President, Corporate Development of CVR Energy, Inc. from 2011 to 2014 and in other roles in the energy industry dating back to 1979. Mr. Maffett holds a B.S. in Petroleum Engineering from Louisiana State University.

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

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the United States/Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, when our customer obtains all the necessary approvals from the Mexican government. We have previously filed revised tariffs with the FERC to support such activities.

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

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.5 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Colonial and Plantation pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. The Collins terminal is the only independent terminal capable of storing and redelivering product to, from and between the Colonial and Plantation pipelines.

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

Investment in Olympic Pipeline Company. As part of the Pacific Northwest Contribution on November 17, 2021, we acquired a 30% ownership interest in the Olympic Pipeline Company, LLC joint venture (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and the Bayview, Washington terminal with approximately 0.5 million barrels of aggregate active storage capacity. The Olympic Pipeline is a 400-mile FERC regulated pipeline that serves as the primary refined product distribution pipeline in the Pacific Northwest. ARCO Midcon LLC, an affiliate of BP, owns the remaining 70% interest and operates both the Olympic Pipeline and the Bayview terminal. BP is responsible for managing Olympic Pipeline Company’s day-to-day operations. Our investment in Olympic Pipeline Company entitles us to appoint one member, out of two, to the Management Committee of Olympic Pipeline Company, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, Olympic Pipeline Company’s business. Our 30% ownership interest does not allow us to control Olympic Pipeline Company but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Olympic Pipeline Company under the equity method of accounting.

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

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera Brownsville, LLC joint venture (“Frontera”), in exchange for a cash payment and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state owned petroleum company, acquired the remaining 50% ownership interest in Frontera. We operate the Frontera assets under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

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

NATURE OF REVENUE AND EXPENSES

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships, our top 10 customers made up approximately 67% of the total revenue for the year ended December 31, 2023.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, all periods presented herein and under Item 8. “Financial Statements and Supplementary Data” of this Annual Report, include the assets, liabilities, and results of operations of the Pacific Northwest Contribution.

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

ANALYSIS OF TERMINAL REVENUE

Terminal revenue. We derive terminal revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services.

The terminal revenue by category was as follows (in thousands):

	Terminal Revenue by Category
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Terminaling services fees	$297,434	$290,950	$276,481
Management fees	14,825	14,420	12,322
Pipeline transportation fees	—	—	638
Terminal revenue	$312,259	$305,370	$289,441

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

	Terminal Revenue by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Gulf Coast terminals	$88,453	$86,612	$77,115
Midwest terminals	11,003	10,269	10,504
Brownsville terminals	25,046	25,634	23,490
River terminals	14,425	14,466	13,998
Southeast terminals	68,896	69,849	78,123
West Coast terminals	96,857	91,286	80,332
Central services	7,579	7,254	5,879
Terminal revenue	$312,259	$305,370	$289,441

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

The terminaling services fees by business segments were as follows (in thousands):

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Gulf Coast terminals	$88,380	$86,549	$77,061
Midwest terminals	11,003	10,269	10,504
Brownsville terminals	18,982	19,723	17,595
River terminals	14,425	14,466	13,998
Southeast terminals	67,831	68,699	77,031
West Coast terminals	96,813	91,244	80,292
Central services	—	—	—
Terminaling services fees	$297,434	$290,950	$276,481

The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2023 is primarily a result of contract escalations. The increase in terminaling services fees at our Gulf Coast terminals for the year ended December 31, 2022 is primarily due to contracting available capacity and increased ancillary fees.

The increase in terminaling services fees at our Brownsville terminals for the year ended December 31, 2022 is primarily a result of placing into service approximately 0.2 million barrels of new tank capacity and construction of gasoline railcar loading capabilities during the first quarter of 2021 and increased ancillary fees.

The decrease in terminaling services fees at our Southeast terminals for the year ended December 31, 2023 is primarily a result of decreased ancillary fees. The decrease in terminaling services fees at our Southeast terminals for the year ended December 31, 2022 is primarily due to available capacity at our Collins, Mississippi terminal.

The increase in terminaling services fees at our West Coast terminals for the years ended December 31, 2023 and 2022 is primarily a result of placing various growth projects into service during the first and fourth quarters of 2022 and increased ancillary fees.

Included in terminaling services fees for the years ended December 31, 2023, 2022 and 2021, are fees charged to affiliates of approximately $10.8 million, $11.8 million and $12.5 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments and Ancillary Terminaling Services Fees
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Firm commitments	$229,252	$222,635	$222,760
Ancillary	68,182	68,315	53,721
Terminaling services fees	$297,434	$290,950	$276,481

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2023 were as follows (in thousands):

Less than 1 year remaining	$63,882	28%
1 year or more, but less than 3 years remaining (1)	121,450	53%
3 years or more, but less than 5 years remaining	35,133	15%
5 years or more remaining	8,787	4%
Total firm commitments for the year ended December 31, 2023	$229,252

_____________________________

(1)	We received 24 months’ notice of intent to terminate our terminaling services agreement with a third party relating to our Southeast terminals effective April 2026. For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $31.5 million, $31.9 million and $30.1 million, respectively, of firm commitments related to this terminaling services agreement. We expect to recontract a significant portion of the capacity at favorable rates upon termination.

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

The management fees by business segments were as follows (in thousands):

	Management Fees
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Gulf Coast terminals	$73	$63	$54
Midwest terminals	—	—	—
Brownsville terminals	6,064	5,911	5,257
River terminals	—	—	—
Southeast terminals	1,065	1,150	1,092
West Coast terminals	44	42	40
Central services	7,579	7,254	5,879
Management fees	$14,825	$14,420	$12,322

Included in management fees for the years ended December 31, 2023, 2022 and 2021, are fees charged to affiliates of approximately $13.7 million, $13.2 million and $11.2 million, respectively.

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

The pipeline transportation fees by business segments were as follows (in thousands):

Pipeline Transportation Fees
by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Gulf Coast terminals	$—	$—	$—
Midwest terminals	—	—	—
Brownsville terminals	—	—	638
River terminals	—	—	—
Southeast terminals	—	—	—
West Coast terminals	—	—	—
Central services	—	—	—
Pipeline transportation fees	$—	$—	$638

ANALYSIS OF PRODUCT SALES, GROSS MARGIN

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

The product sales, gross margin was as follows (in thousands):

	Product Sales, Gross Margin
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Product sales	$340,861	$361,025	$231,239
Cost of product sales	(320,516)	(347,302)	(218,395)
Product sales, gross margin	$20,345	$13,723	$12,844

The decrease in product sales and cost of product sales for the year ended December 31, 2023 is a result of decreased product prices slightly offset by increased volumes in 2023. The increase in product sales and cost of product sales for the year ended December 31, 2022 is a result of increased product prices and volumes in 2022. The increase in product sales, gross margin for the year ended December 31, 2023 is a result of favorable pricing and increased volumes.

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

	Operating Costs and Expenses
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Wages and employee benefits	$57,320	$53,494	$51,062
Utilities and communication charges	14,388	14,258	11,185
Repairs and maintenance	11,238	12,501	13,347
Property taxes and rentals	20,034	19,715	18,503
Vehicles and fuel costs	1,482	1,296	1,087
Environmental compliance costs	4,410	4,489	5,283
Additive detergent costs	4,433	4,190	2,815
Contract services	3,463	2,498	2,538
Other	7,929	6,195	5,281
Operating costs and expenses	$124,697	$118,636	$111,101

The operating costs and expenses of our business segments were as follows (in thousands):

	Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Gulf Coast terminals	$24,426	$23,550	$22,541
Midwest terminals	1,917	1,856	2,222
Brownsville terminals	9,898	10,240	9,310
River terminals	6,777	6,681	6,328
Southeast terminals	26,475	25,754	24,319
West Coast terminals	36,721	34,794	31,732
Central services	18,483	15,761	14,649
Operating costs and expenses	$124,697	$118,636	$111,101

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses for the years ended December 31, 2023, 2022 and 2021 were approximately $28.9 million, $29.5 million and $24.8 million, respectively. The increase in general and administrative expenses for the year ended December 31, 2022 is primarily attributable to higher inflation, compensation costs and legal costs.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the years ended December 31, 2023, 2022 and 2021, insurance expense was approximately $6.8 million, $6.3 million and $6.3 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with deferred compensation awards was approximately $4.3 million, $3.8 million and $15.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in deferred compensation expense for the year ended December 31, 2022 is primarily attributable to our indirect parent company, Pike Petroleum Holdings, LLC, repurchasing and cancelling class B units that were granted by Pike West Coast Holdings, LLC prior to the Pacific Northwest Contribution for approximately $12.5 million. The cash payment for the repurchase and cancellation of the class B units was made by Pike Petroleum Holdings, LLC, accordingly we have accounted for this as a non-cash transaction in our consolidated statements of equity and consolidated statements of cash flows.

Depreciation and amortization expenses for the years ended December 31, 2023, 2022 and 2021 was approximately $70.9 million, $71.1 million and $68.5 million, respectively. The increase in depreciation and amortization expenses for the year ended December 31, 2022 is primarily attributable to placing terminal expansion projects in service.

Interest expense for the years ended December 31, 2023, 2022 and 2021 was approximately $100 million, $52.3 million and $42.7 million, respectively. Interest expense for the years ended December 31, 2023, 2022 and 2021, is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately ($2.9) million, $16.0 million and $1.8 million, respectively. The increase in interest expense for the year ended December 31, 2023 is attributable to increased debt related to a $75 million distribution to TLP Finance Holdings, LLC for debt service in February 2023 and increases in interest rates. The increase in interest expense for the year ended December 31, 2022 is primarily attributable to increased debt related to the Pacific Northwest Contribution on November 17, 2021 and increases in interest rates.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2023 and 2022, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO, a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
BOSTCO	42.5%	42.5%	$186,486	$195,770
Olympic Pipeline Company	30%	30%	80,000	77,934
SeaPort Midstream	51%	51%	32,357	30,788
Frontera	50%	50%	21,267	21,340
Total investments in unconsolidated affiliates			$320,110	$325,832

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
BOSTCO	$2,624	$5,442	$5,248
Olympic Pipeline Company	4,130	3,096	8,055
SeaPort Midstream	3,210	1,652	585
Frontera	176	940	1,858
Total earnings from investments in unconsolidated affiliates	$10,140	$11,130	$15,746

The decrease in earnings from our investment in BOSTCO for the for the year ended December 31, 2023 is primarily attributable to increased depreciation expense and receiving a property tax settlement in the prior year. Our share of the prior year property tax settlement was approximately $1.5 million.

The increase in earnings from our investment in Olympic Pipeline Company for the year ended December 31, 2023 is attributable to increased tariff rates in July 2023 and increased volumes shipped on the pipeline. The decrease in earnings from our investment in Olympic Pipeline Company for the year ended December 31, 2022 is attributable to decreased tariff rates in July 2022, decreased volumes shipped on the pipeline and more spend on repairs.

The increase in earnings from our investment in SeaPort Midstream for the years ended December 31, 2023 and 2022 is primarily attributable to increased capacity commitments and increased throughput volumes.

The decrease in earnings from our investment in Frontera for the years ended December 31, 2023 and 2022 is primarily attributable to available capacity and decreased ancillary fees.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
BOSTCO	$68	$—	$4,051
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	—
Frontera	500	—	—
Additional capital investments in unconsolidated affiliates	$568	$—	$4,051

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
BOSTCO	$11,976	$9,973	$10,910
Olympic Pipeline Company	2,064	6,103	4,599
SeaPort Midstream	1,641	—	—
Frontera	749	1,914	3,580
Cash distributions received from unconsolidated affiliates	$16,430	$17,990	$19,089

The increase in cash distributions received from our investment in BOSTCO for the year ended December 31, 2023 is primarily attributable to less spend on repairs and maintenance and contract escalations. The decrease in cash distributions received from our investment in BOSTCO for the year ended December 31, 2022 is primarily attributable to more spend on repairs and maintenance.

The decrease in cash distributions received from our investment in Olympic Pipeline Company for the year ended December 31, 2023 is primarily attributable to a tariff rate decrease in July 2022 and increased spend on repairs and maintenance. The increase in cash distributions received from our investment in Olympic Pipeline Company for the year ended December 31, 2022 is primarily attributable to a tariff rate increase in July 2021 and decreased spend on repairs and maintenance.

The increase in cash distributions received from our investment in SeaPort Midstream for the year ended December 31, 2023 is attributable to SeaPort Midstream repaying their approximately $2.5 million member loan in December 2023 allowing for a board approved distribution.

The decrease in cash distributions received from our investment in Frontera for the years ended December 31, 2023 and 2022 is primarily attributable to available capacity and decreased ancillary fees.

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Net cash provided by operating activities	$88,422	$94,510	$125,480
Net cash used in investing activities	$(58,010)	$(54,492)	$(334,939)
Net cash provided by (used in) financing activities	$(35,876)	$(45,275)	$212,253

The approximately $6.1 million decrease in net cash provided by operating activities for the year ended December 31, 2023 is primarily related to timing of working capital requirements and increased interest expense. The approximately $31.0 million decrease in net cash provided by operating activities for the year ended December 31, 2022 is primarily attributable to increased interest expense related to the Pacific Northwest Contribution on November 17, 2021.

The approximately $3.5 million increase in net cash used in investing activities for the year ended December 31, 2023 is primarily related to an approximately $5.3 million increase in construction spend. This was partially offset by receipt of approximately $1.3 million from SeaPort Midstream for the repayment of their member loan on December 20, 2023. The decrease in net cash used in investing activities for the year ended December 31, 2022, includes a distribution to Arclight of approximately $256.3 million for the Pacific Northwest Contribution and the termination of a $10.2 million short-term loan from the Company to an ArcLight affiliate in contemplation of the Pacific Northwest Contribution in November 2021. This was partially offset by an approximately $9.9 million decrease in construction spend in 2022.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2025. At December 31, 2023, the remaining expenditures to complete the approved projects are estimated to be approximately $20 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

The approximately $9.4 million decrease in net cash provided by (used in) financing activities for the year ended December 31, 2023 is primarily related to an approximately $88 million increase in net borrowings under our revolving credit facility to fund a $75 million distribution to TLP Finance Holdings, LLC for debt service in February 2023. The approximately $257.5 million change in net cash provided by (used in) financing activities for the year ended December 31, 2022 is primarily attributable to the Company entering into an agreement for a $1 billion senior secured term loan on November 17, 2021. A portion of the proceeds from the $1 billion senior secured term loan were used, at the time of the closing, for the repayment of debt of approximately $549.9 million, distributions to TLP Finance Holdings, LLC for debt service of approximately $174.2 million, and approximately $21.5 million of debt issuance costs.

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

Proceeds from the $1 billion senior secured term loan were used as follows (in thousands):

Repayment of revolving credit facility	$351,700
Payment for contribution of Pacific Northwest	256,300
Repayment of SeaPort Financing term loan	198,200
Distributions to TLP Finance Holdings, LLC for debt service	174,200
Deferred debt issuance costs	19,600
Proceeds from senior secured term loan	$1,000,000

We may elect to have loans under the Credit Agreement bear interest, at either a Term Secured Overnight Financing Rate (“SOFR”) plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2023 and 2022.

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

					Twelve
	Three months ended				months ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2023	2023	2023	2023	2023
Financial performance covenant tests:
Net earnings (loss)	$(11,030)	$17,087	$17,633	$(20,744)	$2,946
Interest expense	31,154	6,824	13,889	48,168	100,035
Deferred debt issuance costs	1,072	1,041	1,020	1,031	4,164
State franchise taxes (income taxes)	384	397	644	535	1,960
Depreciation and amortization	17,953	17,569	17,639	17,715	70,876
Deferred compensation	1,635	764	876	997	4,272
Proportionate share of unconsolidated affiliates' depreciation and amortization	5,095	4,834	5,223	5,298	20,450
Consolidated EBITDA (1)	$46,263	$48,516	$56,924	$53,000	$204,703
Maintenance capital	(4,889)	(5,712)	(6,379)	(13,074)	(30,054)
Total	$41,374	$42,804	$50,545	$39,926	$174,649

Debt service:
Interest expense	$31,154	$6,824	$13,889	$48,168	$100,035
Unrealized gain (loss) on interest rate swap agreements	(7,626)	17,319	11,284	(23,901)	(2,924)
Scheduled principal payments	2,500	2,500	2,500	2,500	10,000
Total	$26,028	$26,643	$27,673	$26,767	$107,111

Credit Agreement debt service coverage ratio (>1.1x)					1.63

Consolidated senior secured net leverage ratio test:
Senior secured term loan outstanding					$980,000
Revolving credit facility outstanding					88,000
Less cash and cash equivalents					(7,552)
Senior secured debt					$1,060,448

Consolidated senior secured net leverage ratio (<6.75x)					5.18
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes, due in 2026. The senior notes remain outstanding and the Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in the senior notes. The senior notes contain customary covenants (including those relating to our voluntary filing of this Annual Report on Form 10-K and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Contractual obligations and contingencies. See Notes 11 and 13 of Notes to consolidated financial statements for information regarding our debt obligations and our leases and other commitments, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At December 31, 2023 and 2022, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $780 million and $500 million, respectively. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term SOFR or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2023, 2022 and 2021, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($2.9) million, $16.0 million and $1.8 million, respectively. The fair value of our interest rate swap agreements was determined using a pricing model based on applicable swap rates and other observable market data. At December 31, 2023, we had outstanding borrowings of $980 million under our senior secured term loan and $88 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2023, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $2.9 million.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, partners' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 15, 2024

We have served as the Company's auditor since 2012

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(in thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,552	$13,016
Trade accounts receivable	29,691	46,060
Due from affiliates	3,262	3,850
Inventory	7,259	6,645
Other current assets	13,472	15,699
Total current assets	61,236	85,270
Property, plant and equipment, net	831,671	835,907
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	320,110	325,832
Right-of-use assets, operating leases	48,151	50,718
Other assets, net	58,378	59,710
	$1,338,132	$1,376,023
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$19,367	$25,349
Operating lease liabilities	3,793	3,600
Accrued liabilities	41,710	43,420
Current debt	10,000	10,000
Total current liabilities	74,870	82,369
Deferred revenue	602	1,220
Long-term operating lease liabilities	46,296	49,077
Long-term debt	1,339,280	1,257,219
Total liabilities	1,461,048	1,389,885
Commitments and contingencies (Note 13)
Equity:
Member interest	(122,916)	(13,862)
Total equity	(122,916)	(13,862)
	$1,338,132	$1,376,023

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenue:
Terminal revenue	$312,259	$305,370	$289,441
Product sales	340,861	361,025	231,239
Total revenue	653,120	666,395	520,680
Costs and expenses:
Cost of product sales	(320,516)	(347,302)	(218,395)
Operating	(124,697)	(118,636)	(111,101)
General and administrative	(28,932)	(29,462)	(24,790)
Insurance	(6,822)	(6,289)	(6,260)
Deferred compensation	(4,272)	(3,778)	(15,763)
Depreciation and amortization	(70,876)	(71,106)	(68,484)
Total costs and expenses	(556,115)	(576,573)	(444,793)
Earnings from unconsolidated affiliates	10,140	11,130	15,746
Operating income	107,145	100,952	91,633
Other expenses:
Interest expense	(100,035)	(52,250)	(42,661)
Deferred debt issuance costs	(4,164)	(6,753)	(10,637)
Total other expenses	(104,199)	(59,003)	(53,298)
Net earnings	$2,946	$41,949	$38,335

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(in thousands)

		Member
	Predecessor	interest	Total
Balance December 31, 2020	$73,264	$335,293	$408,557
Contributions from parent entities	—	15,124	15,124
Distributions to TLP Finance Holdings, LLC for debt service	—	(218,491)	(218,491)
Contribution of Pacific Northwest at carryover basis	(84,697)	(181,777)	(266,474)
Net earnings for year ended December 31, 2021	11,433	26,902	38,335
Balance December 31, 2021	—	(22,949)	(22,949)
Contributions from parent entities	—	1,935	1,935
Distributions to TLP Finance Holdings, LLC for debt service	—	(34,797)	(34,797)
Net earnings for year ended December 31, 2022	—	41,949	41,949
Balance December 31, 2022	—	(13,862)	(13,862)
Contributions from parent entities	—	1,876	1,876
Distributions to TLP Finance Holdings, LLC for debt service	—	(113,876)	(113,876)
Net earnings for year ended December 31, 2023	—	2,946	2,946
Balance December 31, 2023	$—	$(122,916)	$(122,916)

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$2,946	$41,949	$38,335
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,876	71,106	68,484
Earnings from unconsolidated affiliates	(10,140)	(11,130)	(15,746)
Distributions from unconsolidated affiliates	16,430	17,990	19,089
Equity-based compensation	1,876	1,676	13,410
Amortization of deferred debt issuance costs	4,061	4,090	10,637
Amortization of deferred revenue	(618)	(2,114)	(1,486)
Unrealized (gain) loss on interest rate swap agreements	2,924	(15,951)	(1,825)
Other income (sale of land)	—	(488)	—
Changes in operating assets and liabilities:
Trade accounts receivable	15,251	(24,914)	(7,557)
Due from affiliates	588	(1,453)	(771)
Inventory	(614)	(1,312)	(504)
Other current assets	(3,386)	(3,667)	(15)
Right-of-use assets, operating leases	3,549	3,191	3,276
Other assets, net	(433)	579	811
Trade accounts payable	(9,608)	12,307	1,281
Accrued liabilities	(1,710)	5,669	1,373
Operating lease liabilities	(3,570)	(3,018)	(3,312)
Net cash provided by operating activities	88,422	94,510	125,480
Cash flows from investing activities:
Payment for contribution of Pacific Northwest	—	—	(266,474)
Investments in unconsolidated affiliates	(568)	—	(4,051)
SeaPort Midstream member loan repayment	1,259	—	—
Capital expenditures	(59,819)	(54,492)	(64,414)
Proceeds from sale of land	1,118	—	—
Net cash used in investing activities	(58,010)	(54,492)	(334,939)
Cash flows from financing activities:
Repayments of senior secured term loan	(10,000)	(10,000)	—
Repayments of SeaPort Financing term loan	—	—	(199,063)
Proceeds from senior secured term loan	—	—	1,000,000
Borrowings under revolving credit facility	254,000	110,700	142,200
Repayments under revolving credit facility	(166,000)	(110,700)	(492,600)
Debt issuance costs	—	(737)	(21,507)
Contributions from parent entities	—	259	1,714
Distributions to TLP Finance Holdings, LLC for debt service	(113,876)	(34,797)	(218,491)
Net cash provided by (used in) financing activities	(35,876)	(45,275)	212,253
Increase (decrease) in cash and cash equivalents	(5,464)	(5,257)	2,794
Cash and cash equivalents at beginning of period	13,016	18,273	15,479
Cash and cash equivalents at end of period	$7,552	$13,016	$18,273
Supplemental disclosures of cash flow information:
Cash paid for interest	$98,489	$71,748	$43,680
Property, plant and equipment acquired with accounts payable	$9,065	$5,439	$6,967
Additions to right-of-use assets obtained from new operating lease liabilities	$982	$5,387	$17,918
Non-cash contributions from parent entities	$1,876	$1,935	$15,124

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2023, 2022 and 2021

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

On November 17, 2021, Arclight contributed Pike West Coast Holdings, LLC (“Pike West Coast”) a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company. Pike West Coast is an infrastructure company with significant operations across the renewable fuels supply chain in the United States Pacific Northwest (the “Pacific Northwest Contribution”).

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

The Pacific Northwest Contribution has been recorded at carryover basis as a reorganization of entities under common control. As such, all periods presented include the assets, liabilities, and results of operations of the Pacific Northwest Contribution (see Note 3 of Notes to consolidated financial statements).

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2023 and 2022 and our results of operations for the years ended December 31, 2023, 2022 and 2021.

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

Years ended December 31, 2023, 2022 and 2021

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

Years ended December 31, 2023, 2022 and 2021

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At December 31, 2023 and 2022, our inventory was approximately $7.3 million and $6.6 million, respectively. At December 31, 2023 and 2022, our refined products inventory was approximately $2.5 million and $4.1 million, respectively. At December 31, 2023 and 2022, our renewable products inventory was approximately $4.8 million and $2.5 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the years ended December 31, 2023 and 2022.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2023, 2022 and 2021.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2023, 2022 and 2021.

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

Years ended December 31, 2023, 2022 and 2021

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At December 31, 2023 and 2022, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At December 31, 2023 and 2022, the fair value of our interest rate swap agreements was approximately $13.0 million and $15.9 million, respectively (See Notes 5 and 9 of Notes to consolidated financial statements).

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2023, 2022 and 2021, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($2.9) million, $16.0 million and $1.8 million, respectively.

Our interest rate swap agreements were as follows (in thousands, except blended fixed rate):

	Aggregate	Blended
Interest rate swap agreement term	notional amount	fixed rate
August 18, 2022 - July 18, 2023	$500,000	2.87%
July 18, 2023 - August 18, 2025	$500,000	2.87%
August 18, 2023 - August 18, 2026	$280,000	3.52%
August 18, 2025 - August 18, 2026	$500,000	3.31%
August 18, 2026 - August 18, 2028	$450,000	3.00%

(k) Income taxes

No provision for United States federal income taxes has been reflected in the accompanying consolidated financial statements because we are treated as a partnership for federal income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us flow up to our owners.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $6.1 million, $5.9 million and $5.3 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that have expired, or will expire, in March 2023, April 2024 and March 2025, respectively. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 301,000 barrels of storage capacity. For the years ended December 31, 2023, 2022 and 2021, we recognized revenue related to these agreements of approximately $1.9 million, $1.8 million and $3.5 million, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC relating to our Gulf Coast terminals. Prior to December 15, 2023, Associated Asphalt Marketing, LLC was a wholly owned indirect subsidiary of ArcLight. The agreement will expire in April 2026, subject to a five-year automatic renewal unless terminated by either party upon 180 days’ prior notice, after which the agreement is subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2023, 2022 and 2021, we recognized revenue related to this agreement with Associated Asphalt Marketing, LLC of approximately $8.9 million, $10.0 million and $9.0 million, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2025, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2023, 2022 and 2021, we recognized revenue related to this operations and administrative agreement of approximately $4.3 million, $3.9 million and $3.8 million, respectively.

Terminaling services agreement— SeaPort Midstream. We had a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement expired in January 2023. In exchange for our minimum throughput commitment, SeaPort Midstream agreed to provide us with approximately 14,000 barrels of storage capacity. We used this capacity to store and sell refined and renewable products. For the years ended December 31, 2023, 2022 and 2021, we recognized expense related to this agreement of approximately $0.1 million, $0.4 million and $nil, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. For the years ended December 31, 2023, 2022 and 2021, we recognized revenue related to reimbursements from these affiliates of approximately $3.3 million, $3.4 million and $2.1 million, respectively.

Services agreement—TransMontaigne Management Company. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our subsidiary, TMS, and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to our executive officers, plus a 1% administration fee. For the years ended December 31, 2023, 2022 and 2021, aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $2.5 million, $2.5 million and $3.2 million, respectively.

(3) CONTRIBUTION OF TERMINAL ASSETS

Contribution of Pacific Northwest assets. On November 17, 2021, Arclight contributed Pike West Coast, a portfolio company of ArcLight Energy Partners Fund VI, L.P. to the Company in exchange for payments to certain lenders of SeaPort Financing, LLC (a wholly owned subsidiary of Pike West Coast) in the amount of approximately $198.2 million and a distribution to Arclight in the amount of approximately $256.3 million. In addition, a $10.2 million short-term loan from the Company to an ArcLight affiliate was terminated in contemplation of the contribution. Pike West Coast is an infrastructure company with significant operations across the refined and renewable fuels supply chain in the United States Pacific Northwest (the “Pacific Northwest Contribution”).

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

Years ended December 31, 2023, 2022 and 2021

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Trade accounts receivable	$29,691	$46,060

We did not recognize an allowance for credit losses for the years ended December 31, 2023, 2022 and 2021.

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Customer A	4%	13%	7%
Customer B	14%	—%	—%
Customer C	8%	8%	10%
Customer D	8%	8%	11%

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

(5) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid inventory	$3,831	$2,404
Prepaid insurance	2,093	1,198
Amounts due from insurance companies	3,099	2,340
Additive detergent	2,023	1,666
Unrealized gain on interest rate swap agreements	—	5,613
Deposits and other assets	2,426	2,478
	$13,472	$15,699

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2023 and 2022, we have recognized amounts due from insurance companies of approximately $3.1 million and $2.3 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2023, we increased our estimate of our probable insurance recoveries by approximately $0.8 million.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Land	$104,017	$104,017
Terminals, pipelines and equipment	1,385,923	1,333,771
Furniture, fixtures and equipment	19,619	17,880
Construction in progress	26,639	17,362
	1,536,198	1,473,030
Less accumulated depreciation	(704,527)	(637,123)
	$831,671	$835,907

At December 31, 2023 and 2022, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $571.3 million and $585.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(7) GOODWILL

Goodwill is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

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

At December 31, 2023 and 2022, our Brownsville and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2023 and 2022 substantially exceeded the carrying amount. Accordingly, we did not recognize any goodwill impairment charges for each of the years ended December 31, 2023, 2022 and 2021. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2023 and 2022, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
BOSTCO	42.5%	42.5%	$186,486	$195,770
Olympic Pipeline Company	30%	30%	80,000	77,934
SeaPort Midstream	51%	51%	32,357	30,788
Frontera	50%	50%	21,267	21,340
Total investments in unconsolidated affiliates			$320,110	$325,832

At December 31, 2023 and 2022, our investment in BOSTCO includes approximately $5.9 million and $6.1 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At December 31, 2023 and 2022, our investment in Olympic Pipeline Company includes approximately $5.4 million and $5.7 million, respectively, of excess investment related to property, plant and equipment being amortized

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
BOSTCO	$2,624	$5,442	$5,248
Olympic Pipeline Company	4,130	3,096	8,055
SeaPort Midstream	3,210	1,652	585
Frontera	176	940	1,858
Total earnings from investments in unconsolidated affiliates	$10,140	$11,130	$15,746

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
BOSTCO	$68	$—	$4,051
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	—
Frontera	500	—	—
Additional capital investments in unconsolidated affiliates	$568	$—	$4,051

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
BOSTCO	$11,976	$9,973	$10,910
Olympic Pipeline Company	2,064	6,103	4,599
SeaPort Midstream	1,641	—	—
Frontera	749	1,914	3,580
Cash distributions received from unconsolidated affiliates	$16,430	$17,990	$19,089

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	December 31,	December 31,
	2023	2022
Current assets	$72,569	$58,253
Long-term assets	768,413	770,715
Current liabilities	(54,977)	(41,711)
Long-term liabilities	(73,647)	(63,585)
Net assets	$712,358	$723,672

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

Statements of income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenue	$207,805	$195,172	$193,533
Expenses	(179,480)	(163,751)	(148,250)
Net income	$28,325	$31,421	$45,283

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Customer relationships, net of accumulated amortization of $21,303 and $18,108, respectively	$44,227	$47,422
Unrealized gain on interest rate swap agreements	13,027	10,338
SeaPort Midstream member loan	—	1,259
Deposits and other assets	1,124	691
	$58,378	$59,710

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. We have not taken an impairment on customer relationships in the years presented. Expected future amortization expense for the customer relationships as of December 31, 2023 is as follows (in thousands):

	Years ending December 31,
	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$3,195	$3,195	$3,195	$3,195	$3,177	$28,270

SeaPort Midstream member loan. We are party to a member revolving loan agreement with a total borrowing capacity of $5.0 million with Seaport Midstream due December 31, 2025. We are responsible for our proportionate share of 51% of this loan. At December 31, 2023 and 2022, the total outstanding borrowings were $nil and $2.5 million. At December 31, 2023 and 2022, we recorded a loan receivable of approximately $nil and $1.3 million, respectively, representing our proportionate share of the outstanding borrowings. Seaport Midstream repaid the member revolving loan in full on December 20, 2023.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Accrued compensation expense	$14,375	$13,384
Customer advances and deposits	11,315	11,816
Interest payable	7,070	8,346
Accrued property taxes	4,619	4,349
Accrued environmental obligations	909	1,363
Accrued Washington State emissions allowances	524	—
Accrued expenses and other	2,898	4,162
	$41,710	$43,420

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued environmental obligations. At December 31, 2023 and 2022, we have accrued environmental obligations of approximately $0.9 million and $1.4 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2023, we received reimbursements from insurance companies and made payments of approximately $0.3 million and decreased our estimate of our probable insurance recoveries by approximately $0.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2023	$1,363	$(333)	$(121)	$909
2022	$1,812	$(1,188)	$739	$1,363
2021	$1,211	$(860)	$1,461	$1,812

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

(11) LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Senior secured term loan outstanding	$980,000	$990,000
Revolving credit facility outstanding	88,000	—
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(18,620)	(22,681)
Total debt	1,349,280	1,267,219
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,339,280	$1,257,219
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes. For both of the years ended December 31, 2023 and 2022, amortization of deferred debt issuance costs was approximately $4.1 million. For the years ended December 31, 2023 and 2022, expense related to one-time debt issuance costs to secure mortgages related to the Credit Agreement was approximately $0.1 million and $2.7 million, respectively.

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

Proceeds from the $1 billion senior secured term loan were used as follows (in thousands):

Repayment of revolving credit facility	$351,700
Payment for contribution of Pacific Northwest	256,300
Repayment of SeaPort Financing term loan	198,200
Distributions to TLP Finance Holdings, LLC for debt service	174,200
Deferred debt issuance costs	19,600
Proceeds from senior secured term loan	$1,000,000

We may elect to have loans under the Credit Agreement bear interest, at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023, 2022 and 2021, the weighted average interest rate on borrowings was approximately 7.5%, 5.2% and 4.6%, respectively. At both December 31, 2023 and 2022, our outstanding letters of credit were $0.4 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $2.4 million, $2.1 million and $2.4 million is included in deferred compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

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

On September 14, 2023, an indirect parent of the Company granted class B units in the indirect parent of the Company to the officers of TMC. On September 14, 2023 and December 31, 2021, an indirect parent of the Company

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

modified existing class B units in the indirect parent of the Company to the officers of TMC. For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $1.9 million, $1.7 million and $0.9 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

(13) COMMITMENTS AND CONTINGENCIES

Lessee operating lease commitments. We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 47 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the years ended December 31, 2023 and 2022, of approximately $1.0 million and $5.4 million, respectively, are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the years ended December 31, 2023, 2022 and 2021, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Operating leases	$5,743	$5,573	$5,300
Variable lease costs (including insignificant short-term leases)	1,548	1,627	1,150
Sublease income as primary obligor	(1,102)	(1,080)	(999)
Total lease costs	$6,189	$6,120	$5,451

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash outflows for operating leases	$5,763	$5,400	$5,334
Weighted average remaining lease term (years)	27.96	27.95	29.26
Weighted average discount rate	4.5%	4.5%	4.7%

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2023 and related imputed interest was as follows (in thousands):

Years ending December 31:
2024	$5,651
2025	5,040
2026	3,726
2027	3,521
2028	3,127
Thereafter	66,576
Total lease payments	87,641
Less imputed interest	(37,552)
Present value of operating lease liabilities	$50,089

Contract commitments. At December 31, 2023, we have contractual commitments of approximately $29.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2023 and 2022. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2023 and 2022.

Cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. The fair value is categorized in Level 1 of the fair value hierarchy.

Derivative instruments. The carrying amount of our interest rate swaps is equal to fair value and was determined using a pricing model based on the applicable swap rates and other observable market data. The fair value is categorized in Level 2 of the fair value hierarchy.

Debt. The estimated fair value of our $980 million senior secured term loan at December 31, 2023 was approximately $977.6 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at December 31, 2023 was approximately $273.7 million based on observable market trades. The

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$186,862	$183,595	$184,082
Firm commitments (ASC 606 revenue)	42,390	39,040	38,678
Total firm commitments revenue	229,252	222,635	222,760
Ancillary revenue (ASC 606 revenue)	65,549	66,285	51,787
Ancillary revenue (ASC 842 revenue)	2,633	2,030	1,934
Total ancillary revenue	68,182	68,315	53,721
Total terminaling services fees	297,434	290,950	276,481
Management fees (ASC 606 revenue)	13,328	12,932	10,870
Management fees (ASC 842 revenue)	1,497	1,488	1,452
Total management fees	14,825	14,420	12,322
Pipeline transportation fees (ASC 842 revenue)	—	—	638
Product sales (ASC 606 revenue)	340,861	361,025	231,239
Total revenue	$653,120	$666,395	$520,680

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2024	$5,084	$574	$2,314	$—	$13,628	$18,366	$—	$39,966
2025	2,204	34	2,314	—	9,237	11,486	—	25,275
2026	1,935	—	566	—	6,101	5,864	—	14,466
2027	1,371	—	—	—	5,084	277	—	6,732
2028	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$10,594	$608	$5,194	$—	$34,050	$35,993	$—	$86,439

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2023 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2024	$176,436
2025	129,890
2026	59,110
2027	20,999
2028	12,755
Thereafter	29,219
Total estimated future ASC 842 revenue	$428,409

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2022	$33,127	$12,933	$46,060
Trade accounts receivable at December 31, 2023	$21,008	$8,683	$29,691

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2022	$1,574	$11,462	$13,036
Contract liabilities at December 31, 2023	$1,519	$10,398	$11,917

Revenue recognized during the year ended December 31, 2023, from amounts included in contract liabilities at December 31, 2022, was approximately $1.5 million for contracts under ASC 606 and approximately $10.7 million for contracts under ASC 842.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Gulf Coast Terminals:
Terminaling services fees	$88,380	$86,549	$77,061
Management fees	73	63	54
Revenue	88,453	86,612	77,115
Operating costs and expenses	(24,426)	(23,550)	(22,541)
Net margins	64,027	63,062	54,574
Midwest Terminals:
Terminaling services fees	11,003	10,269	10,504
Revenue	11,003	10,269	10,504
Operating costs and expenses	(1,917)	(1,856)	(2,222)
Net margins	9,086	8,413	8,282
Brownsville Terminals:
Terminaling services fees	18,982	19,723	17,595
Management fees	6,064	5,911	5,257
Pipeline transportation fees	` —	—	638
Revenue	25,046	25,634	23,490
Operating costs and expenses	(9,898)	(10,240)	(9,310)
Net margins	15,148	15,394	14,180
River Terminals:
Terminaling services fees	14,425	14,466	13,998
Revenue	14,425	14,466	13,998
Operating costs and expenses	(6,777)	(6,681)	(6,328)
Net margins	7,648	7,785	7,670
Southeast Terminals:
Terminaling services fees	67,831	68,699	77,031
Management fees	1,065	1,150	1,092
Revenue	68,896	69,849	78,123
Operating costs and expenses	(26,475)	(25,754)	(24,319)
Net margins	42,421	44,095	53,804
West Coast Terminals:
Product sales	340,861	361,025	231,239
Terminaling services fees	96,813	91,244	80,292
Management fees	44	42	40
Revenue	437,718	452,311	311,571
Cost of product sales	(320,516)	(347,302)	(218,395)
Operating costs and expenses	(36,721)	(34,794)	(31,732)
Costs and expenses	(357,237)	(382,096)	(250,127)
Net margins	80,481	70,215	61,444
Central Services:
Management fees	7,579	7,254	5,879
Revenue	7,579	7,254	5,879
Operating costs and expenses	(18,483)	(15,761)	(14,649)
Net margins	(10,904)	(8,507)	(8,770)
Total net margins	207,907	200,457	191,184
General and administrative	(28,932)	(29,462)	(24,790)
Insurance	(6,822)	(6,289)	(6,260)
Deferred compensation	(4,272)	(3,778)	(15,763)
Depreciation and amortization	(70,876)	(71,106)	(68,484)
Earnings from unconsolidated affiliates	10,140	11,130	15,746
Operating income	107,145	100,952	91,633
Other expenses (interest and deferred debt issuance costs)	(104,199)	(59,003)	(53,298)
Net earnings	$2,946	$41,949	$38,335

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$88,453	$11,003	$25,046	$14,425	$68,896	$96,857	$7,579	$312,259
Product sales	—	—	—	—	—	340,861	—	340,861
Total revenue	$88,453	$11,003	$25,046	$14,425	$68,896	$437,718	$7,579	$653,120
Capital expenditures	$12,570	$70	$3,146	$3,848	$17,424	$21,302	$1,459	$59,819
Identifiable assets	$141,999	$14,987	$108,094	$44,783	$230,490	$442,868	$10,509	$993,730
Cash and cash equivalents								7,552
Investments in unconsolidated affiliates								320,110
Unrealized gain on interest rate swap agreements								13,027
Other								3,713
Total assets								$1,338,132

	Year ended December 31, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$86,612	$10,269	$25,634	$14,466	$69,849	$91,286	$7,254	$305,370
Product sales	—	—	—	—	—	361,025	—	361,025
Total revenue	$86,612	$10,269	$25,634	$14,466	$69,849	$452,311	$7,254	$666,395
Capital expenditures	$11,484	$816	$5,114	$1,963	$10,310	$24,017	$788	$54,492
Identifiable assets	$138,636	$16,102	$115,543	$46,610	$241,668	$446,088	$10,879	$1,015,526
Cash and cash equivalents								13,016
Investments in unconsolidated affiliates								325,832
Unrealized gain on interest rate swap agreements								15,951
Other								5,698
Total assets								$1,376,023

	Year ended December 31, 2021

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$77,115	$10,504	$23,490	$13,998	$78,123	$80,332	$5,879	$289,441
Product sales	—	—	—	—	—	231,239	—	231,239
Total revenue	$77,115	$10,504	$23,490	$13,998	$78,123	$311,571	$5,879	$520,680
Capital expenditures	$9,045	$360	$10,748	$4,915	$10,720	$28,471	$155	$64,414

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2023, 2022 and 2021

(17) SUBSEQUENT EVENTS

In January 2024, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, borrowed $25 million on our revolving credit facility and made a $25 million distribution to our parent, TLP Finance Holdings, LLC for debt service at TLP Finance Holdings, LLC.

In February and March 2024, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into interest rate swap agreements with an aggregate notional amount of $250 million effective August 18, 2026 through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we will pay a blended fixed rate of approximately 3.6% and receive interest payments based on the one-month Term SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense.

We received 24 months’ notice of intent to terminate our terminaling services agreement with a third party relating to our Southeast terminals effective April 2026. For the years ended December 31, 2023, 2022 and 2021, we recognized approximately $31.5 million, $31.9 million and $30.1 million, respectively, of firm commitments related to this terminaling services agreement. We expect to recontract a significant portion of the capacity at favorable rates upon termination.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2023.

March 15, 2024

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2023.

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

Our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are available on the “Corporate Governance” section of our website at www.transmontaignepartners.com.

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

Executive Officers

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of TMC, a wholly owned subsidiary of ArcLight, as of February 29, 2024:

Name	Age	Position
Randal T. Maffett	63	Chief Executive Officer
Shawn L. Mongold	52	Executive Vice President and Chief Operating Officer
Robert T. Fuller	54	Executive Vice President, Chief Financial Officer and Treasurer
Holly P. Kranzmann	58	Executive Vice President, Business Development
Matthew B. White	51	Executive Vice President, General Counsel and Secretary

Randal T. Maffett has served as Chief Executive Officer of the Company since October of 2023. Prior to October of 2023, Mr. Maffett served as Chief Commercial Officer of Kinder Morgan Terminals from 2014 to 2019, as Senior Vice President, Corporate Development of CVR Energy, Inc. from 2011 to 2014 and in other roles in the energy industry dating back to 1979. Mr. Maffett holds a B.S. in Petroleum Engineering from Louisiana State University.

Shawn L. Mongold has served as Executive Vice President, Chief Operating Officer of the Company since March of 2023. Prior to March of 2023, Mr. Mongold served as Senior Vice President of Engineering and Technical Services since August 2017. Mr. Mongold joined a former affiliate of the Company in 1996 as a staff engineer and has held several positions, including appointment to Director of Operations Technical Services in 2002, Executive Director of Technical Services in 2005, Vice President of Operations and Technical Services in 2008 and Senior Vice President of Engineering and Technical Services in 2017. Prior to his affiliation with the Company, Mr. Mongold worked for Mid-America Pipeline Company and OXY USA. Mr. Mongold earned a bachelor’s degree in electrical engineering from Oklahoma State University and holds licenses as a Professional Engineer and a Master Electrician.

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

Holly P. Kranzmann has served as Executive Vice President, Business Development of the Company since January 2023. Ms. Kranzmann previously served as Senior Vice President, Business Development from April 30, 2022 to December 31, 2022. Prior to joining the Company, from September 2019 until April 2022, Ms. Kranzmann provided advisory and consulting services to various clients including transportation and logistics companies, renewable energy providers, major oil companies and government agencies. From November 2013 to August 2019, Ms. Kranzmann served as Vice President, Logistics Development for Tesoro Logistics (the master limited partnership owned by Tesoro Corporation, an independent refining and marketing company) which primarily transported, stored, gathered, processed and distributed crude oil, refined products, natural gas and other energy related commodities. Ms. Kranzmann received a B.B.A in Transportation and Logistics from Iowa State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. TLP Finance is the beneficial owner of 100 percent of our outstanding equity interests and the Company is solely a voluntary filer with the Securities and Exchange Commission as required by the covenants contained in the Company’s outstanding senior notes. Accordingly, no Section 16(a) filings were required during the relevant time period.

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

SAVINGS AND RETENTION PLAN

We have a savings and retention plan to compensate certain employees who provide services to the Company. The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Our executive officers as of February 29, 2024, Randal T. Maffett, Shawn L. Mongold, Holly P. Kranzmann, Matthew B. White and Robert T. Fuller no longer receive awards under the plan. Awards under the plan vest as to 50% of a participant’s annual award on the first day of the month containing the second anniversary of the grant date and the remaining 50% on the first day of the month containing the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of certain age or length of service thresholds as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement after achieving the age or service thresholds, death or disability, involuntary termination without cause or termination of a participant’s employment following a change in control, each as specified in the plan. The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date.

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

TMC Services Agreement. Our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. As a result, we do not directly employ the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. Aggregate fees paid with respect to the services agreement for the years ended December 31, 2023, 2022 and 2021, were approximately $2.5 million, $2.5 million and $3.2 million, respectively.

Central Services. We manage and operate terminals that are owned by affiliates of ArcLight, including SeaPort Midstream in Seattle, Washington and Portland, Oregon and prior to November 17, 2021, SeaPort Sound Terminal, LLC (“SeaPort Sound”) in Tacoma, Washington and, receive a management fee based on our costs incurred. Our management of SeaPort Sound ended on November 17, 2021 with the Pacific Northwest Contribution. Aggregate annual fees received with respect to services provided for SeaPort Midstream for the years ended December 31, 2023, 2022 and 2021, were approximately $4.3 million, $3.9 million and $3.8 million, respectively. Aggregate annual fees received with respect to services provided for SeaPort Sound for the years ended December 31, 2023, 2022, and 2021, were approximately $nil, $nil and $6.4 million, respectively.

We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred. Aggregate annual fees received with respect to services performed for Lucknow-Highspire Terminals, LLC for the years ended December 31, 2023, 2022 and 2021, were approximately $3.3 million, $3.4 million and $2.1 million, respectively.

Terminaling Services Agreements. We have entered into terminaling services agreements with affiliates of ArcLight, which is discussed under Item 8. Financial Statements and Supplementary Data (see Note 2 of Notes to consolidated financial statements "Transactions with Affiliates”).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2023	2022
Audit fees (1)	$1,260,000	$1,177,000
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$1,260,000	$1,177,000

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
101*

The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners LLC and subsidiaries for the year ended December 31, 2023, formatted in Inline (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

TransMontaigne Partners LLC

By:	TLP FINANCE HOLDINGS, LLC, its Managing Member

By:	/s/ Randal T. Maffett
Randal T. Maffett

Date: March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Randal T. Maffett	Chief Executive Officer	March 15, 2024
Randal T. Maffett

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 15, 2024
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 15, 2024
Lisa M. Kearney