Form 10-Q
period 2024-03-31
TransMontaigne Partners LLC
filed 2024-05-14
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

As of March 31, 2024, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three months ended March 31, 2024 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2023, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 15, 2024 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2024:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,081	$7,552
Trade accounts receivable	19,716	29,691
Due from affiliates	3,639	3,262
Inventory	5,678	7,259
Other current assets	9,103	13,472
Total current assets	46,217	61,236
Property, plant and equipment, net	827,948	831,671
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	321,208	320,110
Right-of-use assets, operating leases	47,255	48,151
Other assets, net	68,758	58,378
	$1,329,972	$1,338,132
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$23,956	$19,367
Operating lease liabilities	3,733	3,793
Accrued liabilities	32,125	41,710
Current debt	10,000	10,000
Total current liabilities	69,814	74,870
Deferred revenue	964	602
Long-term operating lease liabilities	45,431	46,296
Long-term debt	1,354,821	1,339,280
Total liabilities	1,471,030	1,461,048
Commitments and contingencies (Note 12)
Equity:
Member interest	(141,058)	(122,916)
Total equity	(141,058)	(122,916)
	$1,329,972	$1,338,132

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended
	March 31,
	2024	2023
Revenue:
Terminal revenue	$82,209	$78,315
Product sales	83,699	61,429
Total revenue	165,908	139,744
Costs and expenses:
Cost of product sales	(78,291)	(59,326)
Operating	(32,565)	(31,905)
General and administrative	(8,878)	(8,040)
Insurance	(1,779)	(1,638)
Deferred compensation	(1,875)	(1,635)
Depreciation and amortization	(17,662)	(17,953)
Total costs and expenses	(141,050)	(120,497)
Earnings from unconsolidated affiliates	3,806	1,949
Operating income	28,664	21,196
Other expenses:
Interest expense	(13,040)	(31,154)
Deferred debt issuance costs	(1,041)	(1,072)
Total other expenses	(14,081)	(32,226)
Net earnings (loss)	$14,583	$(11,030)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance December 31, 2022	$(13,862)	$(13,862)
Contributions from parent entities	419	419
Distributions to TLP Finance Holdings, LLC for debt service	(85,588)	(85,588)
Net loss for the three months ended March 31, 2023	(11,030)	(11,030)
Balance March 31, 2023	$(110,061)	$(110,061)

Balance December 31, 2023	$(122,916)	$(122,916)
Contributions from parent entities	971	971
Distributions to TLP Finance Holdings, LLC for debt service	(33,696)	(33,696)
Net earnings for the three months ended March 31, 2024	14,583	14,583
Balance March 31, 2024	$(141,058)	$(141,058)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$14,583	$(11,030)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	17,662	17,953
Earnings from unconsolidated affiliates	(3,806)	(1,949)
Distributions from unconsolidated affiliates	2,708	3,018
Equity-based compensation	971	419
Amortization of deferred debt issuance costs	1,041	1,072
Amortization of deferred revenue	362	17
Unrealized (gain) loss on interest rate swap agreements	(11,247)	7,626
Changes in operating assets and liabilities:
Trade accounts receivable	9,975	20,842
Due from affiliates	(377)	750
Inventory	1,581	(3,326)
Other current assets	4,369	(6,061)
Right-of-use assets, operating leases	896	963
Other assets, net	69	(56)
Trade accounts payable	8,162	(82)
Accrued liabilities	(9,585)	(8,970)
Operating lease liabilities	(925)	(976)
Net cash provided by operating activities	36,439	20,210
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(500)
Capital expenditures	(16,714)	(12,720)
Proceeds from sale of land	—	1,118
Net cash used in investing activities	(16,714)	(12,102)
Cash flows from financing activities:
Repayments of senior secured term loan	(2,500)	(2,500)
Borrowings under revolving credit facility	61,000	92,000
Repayments under revolving credit facility	(44,000)	(20,000)
Distributions to TLP Finance Holdings, LLC for debt service	(33,696)	(85,588)
Net cash used in financing activities	(19,196)	(16,088)
Increase (decrease) in cash and cash equivalents	529	(7,980)
Cash and cash equivalents at beginning of period	7,552	13,016
Cash and cash equivalents at end of period	$8,081	$5,036
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,809	$28,690
Property, plant and equipment acquired with accounts payable	$5,492	$3,522
Additions to right-of-use assets obtained from new operating lease liabilities	$—	$553
Non-cash contributions from parent entities	$971	$419

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2024 and December 31, 2023 and our results of operations for the three months ended March 31, 2024 and 2023.

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

Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volumes of throughput of our customer’s product at our facilities, over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.”

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At March 31, 2024 and December 31, 2023, our inventory was approximately $5.7 million and $7.3 million, respectively. At March 31, 2024 and December 31, 2023, our refined products inventory was approximately $3.4 million and $2.5 million, respectively. At March 31, 2024 and December 31, 2023, our renewable products inventory was approximately $2.3 million and $4.8 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three months ended March 31, 2024 and 2023.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2024 and 2023.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2024 and 2023.

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At March 31, 2024 and December 31, 2023, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At March 31, 2024 and December 31, 2023, the fair value of our interest rate swap agreements was approximately $24.3 million and $13.0 million, respectively (See Note 8 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended March 31, 2024 and 2023, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately $11.2 million and ($7.6) million, respectively.

Our interest rate swap agreements were as follows (in thousands, except blended fixed rate):

	Aggregate	Blended
Interest rate swap agreement term	notional amount	fixed rate
August 18, 2022 - July 18, 2023	$500,000	2.87%
July 18, 2023 - August 18, 2025	$500,000	2.87%
August 18, 2023 - August 18, 2026	$280,000	3.52%
August 18, 2025 - August 18, 2026	$500,000	3.31%
August 18, 2026 - August 18, 2028	$700,000	3.24%

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

In March 2024, the Securities and Exchange Commission (SEC) issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Subject to certain exemptions, the rules will require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with the calendar year 2027. We are currently evaluating the final rule to determine its impact on our consolidated financial statements. In April 2024, the SEC voluntarily stayed implementation

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

of its climate-related disclosure rules pending completion of judicial review by the Court of Appeals for the Eighth Circuit.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in March and April 2025, respectively. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 181,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.4 and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2025, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million for both of the three months ended March 31, 2024 and 2023.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $1.4 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our wholly owned subsidiary TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Trade accounts receivable	$19,716	$29,691

The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2024	2023
Customer A	25%	—%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Amounts due from insurance companies	$3,120	$3,099
Additive detergent	2,007	2,023
Prepaid insurance	1,248	2,093
Prepaid inventory	—	3,831
Deposits and other assets	2,728	2,426
	$9,103	$13,472

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At both March 31, 2024 and December 31, 2023, we have recognized amounts due from insurance companies of approximately $3.1 million, representing our best estimate of our probable insurance recoveries.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Land	$104,017	$104,017
Terminals, pipelines and equipment	1,397,003	1,385,923
Furniture, fixtures and equipment	19,921	19,619
Construction in progress	28,398	26,639
	1,549,339	1,536,198
Less accumulated depreciation	(721,391)	(704,527)
	$827,948	$831,671

At March 31, 2024 and December 31, 2023, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $554.6 million and $571.3 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(6) GOODWILL

Goodwill was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

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

At March 31, 2024 and December 31, 2023, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2024 or during the year ended December 31, 2023 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2024 and December 31, 2023, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
BOSTCO	42.5%	42.5%	$185,928	$186,486
Olympic Pipeline Company	30%	30%	81,492	80,000
SeaPort Midstream	51%	51%	32,936	32,357
Frontera	50%	50%	20,852	21,267
Total investments in unconsolidated affiliates			$321,208	$320,110

At March 31, 2024 and December 31, 2023, our investment in BOSTCO includes approximately $5.8 million and $5.9 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At March 31, 2024 and December 31, 2023, our investment in Olympic Pipeline Company includes approximately $5.3 million and $5.4 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
BOSTCO	$2,002	$854
Olympic Pipeline Company	1,492	715
SeaPort Midstream	579	395
Frontera	(267)	(15)
Total earnings from investments in unconsolidated affiliates	$3,806	$1,949

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	500
Additional capital investments in unconsolidated affiliates	$—	$500

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
BOSTCO	$2,560	$3,018
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	148	—
Cash distributions received from unconsolidated affiliates	$2,708	$3,018

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	March 31,	December 31,
	2024	2023
Current assets	$109,695	$72,569
Long-term assets	766,096	768,413
Current liabilities	(86,712)	(54,977)
Long-term liabilities	(72,589)	(73,647)
Net assets	$716,490	$712,358

Statements of income:

	Three months ended
	March 31,
	2024	2023
Revenue	$54,565	$48,931
Expenses	(43,813)	(42,596)
Net income	$10,752	$6,335

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Customer relationships, net of accumulated amortization of $22,102 and $21,303, respectively	$43,428	$44,227
Unrealized gain on interest rate swap agreements	24,274	13,027
Deposits and other assets	1,056	1,124
	$68,758	$58,378

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Customer advances and deposits	$10,921	$11,315
Accrued compensation expense	9,109	14,375
Interest payable	2,300	7,070
Accrued property taxes	5,152	4,619
Accrued Washington State emissions allowances	1,150	524
Accrued environmental obligations	887	909
Accrued expenses and other	2,606	2,898
	$32,125	$41,710

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

Accrued environmental obligations. At both March 31, 2024 and December 31, 2023, we have accrued environmental obligations of approximately $0.9 million representing our best estimate of our remediation obligations. During the three months ended March 31, 2024, we made payments of approximately $nil towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(10) DEBT

Long-term debt is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Senior secured term loan outstanding	$977,500	$980,000
Revolving credit facility outstanding	105,000	88,000
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(17,579)	(18,620)
Total debt	1,364,821	1,349,280
Current portion of senior secured term loan	(10,000)	(10,000)
Long-term debt	$1,354,821	$1,339,280
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loan and senior notes.

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

On April 15, 2024, we entered into an amendment to the Credit Agreement, which provides for, among other things, the incurrence of a new tranche of senior secured term loans under the Credit Agreement in an aggregate principal amount of $150 million (See Note 16 of Notes to consolidated financial statements).

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2024 and the year ended December 31, 2023.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

For the three months ended March 31, 2024 and 2023, the weighted average interest rate on borrowings was approximately 7.4% and 7.3%, respectively. At both March 31, 2024 and December 31, 2023, our outstanding letters of credit were approximately $0.4 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.9 million and $1.2 million is included in deferred compensation expense for the three months ended March 31, 2024 and 2023, respectively.

On September 14, 2023, an indirect parent of the Company granted class B units in the indirect parent of the Company to the officers of TMC. On September 14, 2023, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TMC. For the three months ended March 31, 2024 and 2023, we recognized approximately $1.0 million and $0.4 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three months ended March 31, 2024 and 2023, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended
	March 31,
	2024	2023
Operating leases	$1,448	$1,422
Variable lease costs (including insignificant short-term leases)	471	408
Sublease income as primary obligor	(277)	(270)
Total lease costs	$1,642	$1,560

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended
	March 31,
	2024	2023
Cash outflows for operating leases	$1,478	$1,435
Weighted average remaining lease term (years)	28.08	27.79
Weighted average discount rate	4.5%	4.5%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2024 and related imputed interest was as follows (in thousands):

Years ending December 31:
2024 (remainder of the year)	$4,174
2025	5,040
2026	3,726
2027	3,521
2028	3,127
Thereafter	66,576
Total lease payments	86,164
Less imputed interest	(37,000)
Present value of operating lease liabilities	$49,164

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Contract commitments. At March 31, 2024, we have contractual commitments of approximately $30.4 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2024 and December 31, 2023.

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

Debt. The estimated fair value of our $977.5 million senior secured term loan at March 31, 2024 was approximately $976.3 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at March 31, 2024 was approximately $287.2 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended
	March 31,
	2024	2023
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$47,294	$46,614
Firm commitments (ASC 606 revenue)	12,676	10,356
Total firm commitments revenue	59,970	56,970
Ancillary revenue (ASC 606 revenue)	17,364	16,399
Ancillary revenue (ASC 842 revenue)	481	860
Total ancillary revenue	17,845	17,259
Total terminaling services fees	77,815	74,229
Management fees (ASC 606 revenue)	4,007	3,721
Management fees (ASC 842 revenue)	387	365
Total management fees	4,394	4,086
Product sales (ASC 606 revenue)	83,699	61,429
Total revenue	$165,908	$139,744

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2024 (remainder of the year)	$3,841	$744	$1,749	$—	$13,744	$14,075	$—	$34,153
2025	2,327	202	2,332	—	13,741	12,891	—	31,493
2026	1,958	—	570	—	10,605	7,520	—	20,653
2027	1,387	—	—	—	6,611	411	—	8,409
2028	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$9,513	$946	$4,651	$—	$44,701	$34,897	$—	$94,708

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2024 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2024 (remainder of the year)	$134,866
2025	135,283
2026	61,451
2027	23,075
2028	15,584
Thereafter	30,869
Total estimated future ASC 842 revenue	$401,128

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2023	$21,008	$8,683	$29,691
Trade accounts receivable at March 31, 2024	$13,993	$5,723	$19,716

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2023	$1,519	$10,398	$11,917
Contract liabilities at March 31, 2024	$2,132	$9,753	$11,885

Revenue recognized during the three months ended March 31, 2024, from amounts included in contract liabilities at December 31, 2023, was approximately $1.4 million for contracts under ASC 606 and approximately $9.9 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Gulf Coast Terminals:
Terminaling services fees	$22,564	$21,993
Management fees	18	15
Revenue	22,582	22,008
Operating costs and expenses	(6,570)	(6,054)
Net margins	16,012	15,954
Midwest Terminals:
Terminaling services fees	2,849	3,214
Revenue	2,849	3,214
Operating costs and expenses	(496)	(497)
Net margins	2,353	2,717
Brownsville Terminals:
Terminaling services fees	4,541	4,844
Management fees	1,745	1,626
Revenue	6,286	6,470
Operating costs and expenses	(2,581)	(2,592)
Net margins	3,705	3,878
River Terminals:
Terminaling services fees	3,557	3,495
Revenue	3,557	3,495
Operating costs and expenses	(1,751)	(1,722)
Net margins	1,806	1,773
Southeast Terminals:
Terminaling services fees	19,493	17,134
Management fees	234	291
Revenue	19,727	17,425
Operating costs and expenses	(7,081)	(6,181)
Net margins	12,646	11,244
West Coast Terminals:
Product sales	83,699	61,429
Terminaling services fees	24,811	23,549
Management fees	—	11
Revenue	108,510	84,989
Cost of product sales	(78,291)	(59,326)
Operating costs and expenses	(9,664)	(10,004)
Costs and expenses	(87,955)	(69,330)
Net margins	20,555	15,659
Central Services:
Management fees	2,397	2,143
Revenue	2,397	2,143
Operating costs and expenses	(4,422)	(4,855)
Net margins	(2,025)	(2,712)
Total net margins	55,052	48,513
General and administrative	(8,878)	(8,040)
Insurance	(1,779)	(1,638)
Deferred compensation	(1,875)	(1,635)
Depreciation and amortization	(17,662)	(17,953)
Earnings from unconsolidated affiliates	3,806	1,949
Operating income	28,664	21,196
Other expenses (interest and deferred debt issuance costs)	(14,081)	(32,226)
Net earnings (loss)	$14,583	$(11,030)

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$22,582	$2,849	$6,286	$3,557	$19,727	$24,811	$2,397	$82,209
Product sales	—	—	—	—	—	83,699	—	83,699
Total revenue	$22,582	$2,849	$6,286	$3,557	$19,727	$108,510	$2,397	$165,908
Capital expenditures	$4,002	$162	$841	$505	$3,255	$7,656	$293	$16,714
Identifiable assets	$141,984	$14,444	$107,455	$43,316	$225,913	$430,059	$10,463	$973,634
Cash and cash equivalents								8,081
Investments in unconsolidated affiliates								321,208
Unrealized gain on interest rate swap agreements								24,274
Other								2,775
Total assets								$1,329,972

	Three months ended March 31, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$22,008	$3,214	$6,470	$3,495	$17,425	$23,560	$2,143	$78,315
Product sales	—	—	—	—	—	61,429	—	61,429
Total revenue	$22,008	$3,214	$6,470	$3,495	$17,425	$84,989	$2,143	$139,744
Capital expenditures	$2,140	$—	$1,217	$866	$3,775	$4,581	$141	$12,720

(16) SUBSEQUENT EVENT

On April 15, 2024, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into an amendment to the existing Credit Agreement, which provides for, among other things, the incurrence of a new tranche of senior secured term loans under the Credit Agreement in an aggregate principal amount of $150 million (the “Incremental Term Loan”). The Incremental Term Loan will mature on November 17, 2028, commensurate with the existing senior secured term loan under the Credit Agreement. We may elect to have existing loans under the Credit Agreement and the Incremental Term Loan bear interest at a per annum rate equal to either an adjusted SOFR rate plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. The other terms and conditions of the Credit Agreement remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three months ended March 31, 2024. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended
	March 31,
	2024	2023
Terminaling services fees	$77,815	$74,229
Management fees	4,394	4,086
Terminal revenue	$82,209	$78,315

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended
	March 31,
	2024	2023
Gulf Coast terminals	$22,582	$22,008
Midwest terminals	2,849	3,214
Brownsville terminals	6,286	6,470
River terminals	3,557	3,495
Southeast terminals	19,727	17,425
West Coast terminals	24,811	23,560
Central services	2,397	2,143
Terminal revenue	$82,209	$78,315

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended
	March 31,
	2024	2023
Gulf Coast terminals	$22,564	$21,993
Midwest terminals	2,849	3,214
Brownsville terminals	4,541	4,844
River terminals	3,557	3,495
Southeast terminals	19,493	17,134
West Coast terminals	24,811	23,549
Central services	—	—
Terminaling services fees	$77,815	$74,229

The increase in terminaling services fees at our Southeast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2023, contracting available capacity and contract escalations.

The increase in terminaling services fees at our West Coast terminals is primarily a result of increased ancillary fees and contract escalations.

Included in terminaling services fees for the three months ended March 31, 2024 and 2023, are fees charged to affiliates of approximately $0.4 million and $0.5 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended
	March 31,
	2024	2023
Firm commitments	$59,970	$56,970
Ancillary	17,845	17,259
Terminaling services fees	$77,815	$74,229

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2024 are as follows (in thousands):

Less than 1 year remaining	$11,976	20%
1 year or more, but less than 3 years remaining	38,434	64%
3 years or more, but less than 5 years remaining	7,336	12%
5 years or more remaining	2,224	4%
Total firm commitments for the three months ended March 31, 2024	$59,970

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended
	March 31,
	2024	2023
Gulf Coast terminals	$18	$15
Midwest terminals	—	—
Brownsville terminals	1,745	1,626
River terminals	—	—
Southeast terminals	234	291
West Coast terminals	—	11
Central services	2,397	2,143
Management fees	$4,394	$4,086

Included in management fees for the three months ended March 31, 2024 and 2023, are fees charged to affiliates of approximately $4.1 million and $3.8 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Product sales	$83,699	$61,429
Cost of product sales	(78,291)	(59,326)
Product sales, gross margin	$5,408	$2,103

The increase in product sales, cost of product sales and gross margin for the three months ended March 31, 2024, is a result of increased product sales volumes and prices during the first quarter of 2024.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended
	March 31,
	2024	2023
Wages and employee benefits	$15,256	$14,501
Utilities and communication charges	3,562	4,548
Repairs and maintenance	2,751	2,682
Property taxes and rentals	5,237	4,812
Vehicles and fuel costs	376	393
Environmental compliance costs	1,242	954
Additive detergent costs	917	973
Contract services	897	717
Other	2,327	2,325
Operating costs and expenses	$32,565	$31,905

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended
	March 31,
	2024	2023
Gulf Coast terminals	$6,570	$6,054
Midwest terminals	496	497
Brownsville terminals	2,581	2,592
River terminals	1,751	1,722
Southeast terminals	7,081	6,181
West Coast terminals	9,664	10,004
Central services	4,422	4,855
Operating costs and expenses	$32,565	$31,905

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $8.9 million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended March 31, 2024 and 2023, the expense associated with insurance was approximately $1.8 million and $1.6 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $1.9 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, depreciation and amortization expense was approximately $17.7 million and $18.0 million, respectively.

For the three months ended March 31, 2024 and 2023, interest expense was approximately $13.0 million and $31.2 million, respectively. Interest expense for the three months ended March 31, 2024 and 2023, is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately $11.2 million and ($7.6) million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
BOSTCO	$2,002	$854
Olympic Pipeline Company	1,492	715
SeaPort Midstream	579	395
Frontera	(267)	(15)
Total earnings from investments in unconsolidated affiliates	$3,806	$1,949

The increase in earnings from our investment in BOSTCO for the three months ended March 31, 2024 is primarily attributable to increased ancillary revenue.

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	500
Additional capital investments in unconsolidated affiliates	$—	$500

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
BOSTCO	$2,560	$3,018
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	148	—
Cash distributions received from unconsolidated affiliates	$2,708	$3,018

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Net cash provided by operating activities	$36,439	$20,210
Net cash used in investing activities	$(16,714)	$(12,102)
Net cash used in financing activities	$(19,196)	$(16,088)

The approximately $16.2 million increase in net cash provided by operating activities is primarily attributable to increased terminaling revenue in the Southeast and West Coast, increased product sales gross margin and the timing of working capital requirements.

The approximately $4.6 million increase in net cash used in investing activities is primarily related to an approximately $4.0 million increase in construction spend.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2025. At March 31, 2024, the remaining expenditures to complete the approved projects are estimated to be approximately $10 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

The approximately $3.1 million increase in net cash used in financing activities is related to an approximately $55 million decrease in net borrowings under our revolving credit facility primarily due to a $51.9 million decrease in distributions to TLP Finance Holdings, LLC for debt service in the first quarter of 2024.

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

On April 15, 2024, we entered into an amendment to the Credit Agreement, which provides for, among other things, the incurrence of a new tranche of senior secured term loans under the Credit Agreement in an aggregate principal amount of $150 million (See Note 16 of Notes to consolidated financial statements).

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2024 and the year ended December 31, 2023.

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

					Twelve
	Three months ended				months ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2023	2023	2023	2024	2024
Financial performance covenant tests:
Net earnings (loss)	$17,087	$17,633	$(20,744)	$14,583	$28,559
Interest expense	6,824	13,889	48,168	13,040	81,921
Deferred debt issuance costs	1,041	1,020	1,031	1,041	4,133
State franchise taxes (income taxes)	397	644	535	484	2,060
Depreciation and amortization	17,569	17,639	17,715	17,662	70,585
Deferred compensation	764	876	997	1,875	4,512
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,834	5,223	5,298	4,808	20,163
Consolidated EBITDA (1)	$48,516	$56,924	$53,000	$53,493	$211,933
Maintenance capital	(5,712)	(6,379)	(13,074)	(5,855)	(31,020)
Total	$42,804	$50,545	$39,926	$47,638	$180,913

Debt service:
Interest expense	$6,824	$13,889	$48,168	$13,040	$81,921
Unrealized gain (loss) on interest rate swap agreements	17,319	11,284	(23,901)	11,247	15,949
Scheduled principal payments	2,500	2,500	2,500	2,500	10,000
Total	$26,643	$27,673	$26,767	$26,787	$107,870

Credit Agreement debt service coverage ratio (>1.1x)					1.68

Consolidated senior secured net leverage ratio test:
Senior secured term loan outstanding					$977,500
Revolving credit facility outstanding					105,000
Less cash and cash equivalents					(8,081)
Senior secured debt					$1,074,419

Consolidated senior secured net leverage ratio (<6.75x)					5.07
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed on March 15, 2024 in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2024, $780 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements that expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month LIBOR through July 17, 2023, and on the one-month Term SOFR or OIS compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At March 31, 2024, we had outstanding borrowings of $1,082.5 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 12 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed on March 15, 2024, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024.

ITEM 6. EXHIBITS

Exhibit number	Description of exhibits
10.1

Amendment No. 2 to Credit Agreement, dated as of April 15, 2024, by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by TransMontaigne Partners LLC with the SEC on April 17, 2024).

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 14, 2024	TransMontaigne Partners LLC

	By:	/s/ Randal T. Maffett Randal T. Maffett Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer