Form 10-Q
period 2024-06-30
TransMontaigne Partners LLC
filed 2024-08-13
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

As of June 30, 2024, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and six months ended June 30, 2024 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2023, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 15, 2024 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2024:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12,051	$7,552
Trade accounts receivable	26,281	29,691
Due from affiliates	2,979	3,262
Inventory	14,691	7,259
Other current assets	13,521	13,472
Total current assets	69,523	61,236
Property, plant and equipment, net	823,833	831,671
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	321,858	320,110
Right-of-use assets, operating leases	46,966	48,151
Other assets, net	77,771	58,378
	$1,358,537	$1,338,132
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$23,768	$19,367
Operating lease liabilities	3,835	3,793
Accrued liabilities	40,009	41,710
Current debt	11,535	10,000
Total current liabilities	79,147	74,870
Deferred revenue	505	602
Long-term operating lease liabilities	45,283	46,296
Long-term debt	1,407,141	1,339,280
Total liabilities	1,532,076	1,461,048
Commitments and contingencies (Note 12)
Equity:
Member interest	(173,539)	(122,916)
Total equity	(173,539)	(122,916)
	$1,358,537	$1,338,132

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Terminal revenue	$79,236	$75,576	$161,445	$153,891
Product sales	97,137	72,265	180,836	133,694
Total revenue	176,373	147,841	342,281	287,585
Costs and expenses:
Cost of product sales	(91,182)	(68,643)	(169,473)	(127,969)
Operating	(32,464)	(29,746)	(65,029)	(61,651)
General and administrative	(7,242)	(7,141)	(16,120)	(15,181)
Insurance	(1,652)	(1,718)	(3,431)	(3,356)
Deferred compensation	(647)	(764)	(2,522)	(2,399)
Depreciation and amortization	(17,852)	(17,569)	(35,514)	(35,522)
Total costs and expenses	(151,039)	(125,581)	(292,089)	(246,078)
Earnings from unconsolidated affiliates	3,318	2,692	7,124	4,641
Operating income	28,652	24,952	57,316	46,148
Other expenses:
Interest expense	(24,045)	(6,824)	(37,085)	(37,978)
Deferred debt issuance costs	(1,158)	(1,041)	(2,199)	(2,113)
Total other expenses	(25,203)	(7,865)	(39,284)	(40,091)
Net earnings	$3,449	$17,087	$18,032	$6,057

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance March 31, 2023	$(110,061)	$(110,061)
Contributions from parent entities	419	419
Distributions to TLP Finance Holdings, LLC for debt service	(9,318)	(9,318)
Net earnings for the three months ended June 30, 2023	17,087	17,087
Balance June 30, 2023	$(101,873)	$(101,873)

Balance March 31, 2024	$(141,058)	$(141,058)
Contributions from parent entities	387	387
Distributions to TLP Finance Holdings, LLC for debt service	(36,317)	(36,317)
Net earnings for the three months ended June 30, 2024	3,449	3,449
Balance June 30, 2024	$(173,539)	$(173,539)

Balance December 31, 2022	$(13,862)	$(13,862)
Contributions from parent entities	838	838
Distributions to TLP Finance Holdings, LLC for debt service	(94,906)	(94,906)
Net earnings for the six months ended June 30, 2023	6,057	6,057
Balance June 30, 2023	$(101,873)	$(101,873)

Balance December 31, 2023	$(122,916)	$(122,916)
Contributions from parent entities	1,358	1,358
Distributions to TLP Finance Holdings, LLC for debt service	(70,013)	(70,013)
Net earnings for the six months ended June 30, 2024	18,032	18,032
Balance June 30, 2024	$(173,539)	$(173,539)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net earnings	$3,449	$17,087	$18,032	$6,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,852	17,569	35,514	35,522
Earnings from unconsolidated affiliates	(3,318)	(2,692)	(7,124)	(4,641)
Distributions from unconsolidated affiliates	2,668	4,152	5,376	7,170
Equity-based compensation	387	419	1,358	838
Amortization of deferred debt issuance costs	1,158	1,012	2,199	2,084
Amortization of deferred revenue	(459)	(574)	(97)	(557)
Unrealized gain on interest rate swap agreements	(1,178)	(17,319)	(12,425)	(9,693)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,565)	(5,108)	3,410	15,734
Due from affiliates	660	(213)	283	537
Inventory	(9,013)	3,287	(7,432)	(39)
Other current assets	(4,418)	2,287	(49)	(3,774)
Right-of-use assets, operating leases	834	850	1,730	1,813
Other assets, net	365	45	434	(11)
Trade accounts payable	(149)	(6,978)	8,013	(7,060)
Accrued liabilities	7,884	6,148	(1,701)	(2,822)
Operating lease liabilities	(591)	(714)	(1,516)	(1,690)
Net cash provided by operating activities	9,566	19,258	46,005	39,468
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	—	—	(500)
Olympic Pipeline Company member loan	(9,000)	—	(9,000)	—
Capital expenditures	(12,976)	(11,924)	(29,690)	(24,644)
Proceeds from sale of land	—	—	—	1,118
Net cash used in investing activities	(21,976)	(11,924)	(38,690)	(24,026)
Cash flows from financing activities:
Repayments of senior secured term loans	(2,884)	(2,946)	(5,384)	(5,446)
Proceeds from senior secured term loans	150,000	—	150,000	—
Borrowings under revolving credit facility	36,000	61,000	97,000	153,000
Repayments under revolving credit facility	(127,000)	(52,000)	(171,000)	(72,000)
Debt issuance costs	(3,419)	—	(3,419)	—
Distributions to TLP Finance Holdings, LLC for debt service	(36,317)	(9,318)	(70,013)	(94,906)
Net cash provided by (used in) financing activities	16,380	(3,264)	(2,816)	(19,352)
Increase (decrease) in cash and cash equivalents	3,970	4,070	4,499	(3,910)
Cash and cash equivalents at beginning of period	8,081	5,036	7,552	13,016
Cash and cash equivalents at end of period	$12,051	$9,106	$12,051	$9,106
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,063	$19,814	$49,872	$48,504
Property, plant and equipment acquired with accounts payable	$5,453	$6,619	$5,453	$6,619
Additions to right-of-use assets obtained from new operating lease liabilities	$545	$93	$545	$646
Non-cash contributions from parent entities	$387	$419	$1,358	$838

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2024 and December 31, 2023 and our results of operations for the three and six months ended June 30, 2024 and 2023.

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera Brownsville LLC (“Frontera”) joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate the SeaPort Midstream Partners, LLC (“SeaPort Midstream”) joint venture and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At June 30, 2024 and December 31, 2023, our inventory was approximately $14.7 million and $7.3 million, respectively. At June 30, 2024 and December 31, 2023, our refined products inventory was approximately $9.3 million and $2.5 million, respectively. At June 30, 2024 and December 31, 2023, our renewable products inventory was approximately $5.4 million and $4.8 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and six months ended June 30, 2024 and 2023.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2024 and 2023.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2024 and 2023.

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At June 30, 2024 and December 31, 2023, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At June 30, 2024 and December 31, 2023, the fair value of our interest rate swap agreements was approximately $25.4 million and $13.0 million, respectively (See Note 8 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended June 30, 2024 and 2023, we recognized an unrealized gain on interest rate swap agreements of approximately $1.2 million and $17.3 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized an unrealized gain on interest rate swap agreements of approximately $12.4 million and $9.7 million, respectively.

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

(m) Recent accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective prospectively upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which requires disaggregated disclosure of significant segment expenses and other amounts included within the reported measure of segment profit or loss for each reportable segment on an annual and interim basis. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We intend to provide the required disclosures beginning with our annual report for the year ended December 31, 2024.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

In March 2024, the Securities and Exchange Commission (SEC) issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Subject to certain exemptions, the rules will require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with the calendar year 2027. We are currently evaluating the final rule to determine its impact on our consolidated financial statements. In April 2024, the SEC voluntarily stayed implementation of its climate-related disclosure rules pending completion of judicial review by the Court of Appeals for the Eighth Circuit.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.4 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. We recognized revenue related to this operations and reimbursement agreement of approximately $3.2 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in March and April 2025, respectively. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 181,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.4 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. We recognized revenue related to these agreements of approximately $0.8 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2025, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.1 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. We recognized revenue related to this operating and administrative agreement of approximately $2.1 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. We recognized revenue related to reimbursements from these affiliates of approximately $2.2 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our wholly owned subsidiary TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.6 million for both of the three months ended June 30, 2024 and 2023. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $1.4 million for both of the six months ended June 30, 2024 and 2023.

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

Trade accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Trade accounts receivable	$26,281	$29,691

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer A	28%	9%	27%	5%
Customer B	6%	10%	6%	9%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$5,869	$2,093
Amounts due from insurance companies	3,228	3,099
Additive detergent	2,055	2,023
Prepaid inventory	—	3,831
Deposits and other assets	2,369	2,426
	$13,521	$13,472

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At June 30, 2024 and December 31, 2023, we recognized amounts due from insurance companies of approximately $3.2 million and $3.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2024, we increased our estimate of our probable insurance recoveries by approximately $0.1 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Land	$104,017	$104,017
Terminals, pipelines and equipment	1,407,988	1,385,923
Furniture, fixtures and equipment	20,187	19,619
Construction in progress	30,084	26,639
	1,562,276	1,536,198
Less accumulated depreciation	(738,443)	(704,527)
	$823,833	$831,671

At June 30, 2024 and December 31, 2023, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $551.0 million and $571.3 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At June 30, 2024 and December 31, 2023, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and six months ended June 30, 2024 or during the year ended December 31, 2023 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2024 and December 31, 2023, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
BOSTCO	42.5%	42.5%	$184,023	$186,486
Olympic Pipeline Company	30%	30%	83,123	80,000
SeaPort Midstream	51%	51%	33,863	32,357
Frontera	50%	50%	20,849	21,267
Total investments in unconsolidated affiliates			$321,858	$320,110

At June 30, 2024 and December 31, 2023, our investment in BOSTCO includes approximately $5.8 million and $5.9 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At June 30, 2024 and December 31, 2023, our investment in Olympic Pipeline Company includes approximately $5.2 million and $5.4 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
BOSTCO	$763	$941	$2,765	$1,795
Olympic Pipeline Company	1,631	568	3,123	1,283
SeaPort Midstream	927	1,040	1,506	1,435
Frontera	(3)	143	(270)	128
Total earnings from investments in unconsolidated affiliates	$3,318	$2,692	$7,124	$4,641

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
BOSTCO	$—	$—	$—	$—
Olympic Pipeline Company	—	—	—	—
SeaPort Midstream	—	—	—	—
Frontera	—	—	—	500
Additional capital investments in unconsolidated affiliates	$—	$—	$—	$500

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
BOSTCO	$2,668	$3,362	$5,228	$6,380
Olympic Pipeline Company	—	720	—	720
SeaPort Midstream	—	—	—	—
Frontera	—	70	148	70
Cash distributions received from unconsolidated affiliates	$2,668	$4,152	$5,376	$7,170

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	June 30,	December 31,
	2024	2023
Current assets	$103,682	$72,569
Long-term assets	766,044	768,413
Current liabilities	(78,332)	(54,977)
Long-term liabilities	(71,780)	(73,647)
Net assets	$719,614	$712,358

Statements of income:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$53,526	$48,394	$108,091	$97,325
Expenses	(43,899)	(42,186)	(87,712)	(84,782)
Net income	$9,627	$6,208	$20,379	$12,543

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Customer relationships, net of accumulated amortization of $22,901 and $21,303, respectively	$42,629	$44,227
Unrealized gain on interest rate swap agreements	25,452	13,027
Olympic Pipeline Company member loan	9,000	—
Deposits and other assets	690	1,124
	$77,771	$58,378

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

Olympic Pipeline Company member loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At June 30, 2024 and December 31, 2023, the total outstanding borrowings under the Olympic Pipeline Company member loan were $30.0 million and $nil, respectively. Accordingly, we have recorded a loan receivable of approximately $9.0 million and $nil, respectively, representing our proportionate share of the outstanding borrowings. Olympic Pipeline Company used the proceeds from the member loan to fund a remediation project in 2024.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Customer advances and deposits	$12,206	$11,315
Accrued compensation expense	11,870	14,375
Interest payable	6,977	7,070
Accrued property taxes	5,525	4,619
Accrued Washington State emissions allowances	1,377	524
Accrued environmental obligations	824	909
Accrued expenses and other	1,230	2,898
	$40,009	$41,710

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

obligation at market value, net of allowances purchased and record the associated expense as cost of product sales when certain products are sold at the truck rack at our Tacoma, Washington terminal.

Accrued environmental obligations. At June 30, 2024 and December 31, 2023, we have accrued environmental obligations of approximately $0.8 million and $0.9 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2024, we made payments of approximately $0.1 million, towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) DEBT

Long-term debt is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Senior secured term loans outstanding	$1,124,616	$980,000
Revolving credit facility outstanding	14,000	88,000
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(19,840)	(18,620)
Total debt	1,418,676	1,349,280
Current portion of senior secured term loans	(11,535)	(10,000)
Long-term debt	$1,407,141	$1,339,280
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loans and senior notes.

Credit agreement. On November 17, 2021, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement (“Credit Agreement”) for a $1 billion senior secured term loan and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. On April 15, 2024, we entered into an amendment to the Credit Agreement for a new tranche of senior secured term loans in an aggregate principal amount of $150 million. The other terms and conditions of the Credit Agreement remain unchanged. The senior secured term loans will mature on November 17, 2028 and the revolving credit facility will terminate (a) on November 14, 2025 in the event the 6.125% senior notes due in 2026 are not refinanced on or prior to such date or (b) in the event the senior notes have been refinanced on or prior to November 14, 2025, the earlier of (i) the new maturity date of the refinanced senior notes and (ii) November 17, 2026. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and six months ended June 30, 2024 and the year ended December 31, 2023.

For the six months ended June 30, 2024 and 2023, the weighted average interest rate on borrowings was approximately 7.5% and 7.3%, respectively. At both June 30, 2024 and December 31, 2023, our outstanding letters of credit were approximately $0.4 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.2 million and $0.4 million is included in deferred compensation expense for the three months ended June 30, 2024 and 2023, respectively. For savings and retention plan awards to employees, approximately $1.1 million and $1.6 million is included in deferred compensation expense for the six months ended June 30, 2024 and 2023, respectively.

On September 14, 2023, an indirect parent of the Company granted class B units in the indirect parent of the Company to the officers of TMC. On September 14, 2023, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TMC. For both of the three months ended June 30, 2024 and

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

2023, we recognized approximately $0.4 million of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units. For the six months ended June 30, 2024 and 2023, we recognized approximately $1.4 million and $0.8 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and six months ended June 30, 2024 and 2023, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating leases	$1,384	$1,431	$2,832	$2,853
Variable lease costs (including insignificant short-term leases)	412	356	883	764
Sublease income as primary obligor	(275)	(271)	(552)	(541)
Total lease costs	$1,521	$1,516	$3,163	$3,076

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash outflows for operating leases	$1,141	$1,295	$2,619	$2,730
Weighted average remaining lease term (years)	27.85	27.81	27.85	27.81
Weighted average discount rate	4.5%	4.5%	4.5%	4.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2024 and related imputed interest was as follows (in thousands):

Years ending December 31:
2024 (remainder of the year)	$2,967
2025	5,228
2026	3,914
2027	3,709
2028	3,264
Thereafter	66,613
Total lease payments	85,695
Less imputed interest	(36,577)
Present value of operating lease liabilities	$49,118

Contract commitments. At June 30, 2024, we have contractual commitments of approximately $27.5 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and six months ended June 30, 2024 and 2023. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2024 and December 31, 2023.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Debt. The estimated fair value of our $1,124.6 million senior secured term loans at June 30, 2024 was approximately $1,126.0 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at June 30, 2024 was approximately $291.7 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$46,286	$46,080	$93,580	$92,694
Firm commitments (ASC 606 revenue)	12,036	10,444	24,712	20,800
Total firm commitments revenue	58,322	56,524	118,292	113,494
Ancillary revenue (ASC 606 revenue)	16,427	14,911	33,791	31,310
Ancillary revenue (ASC 842 revenue)	899	638	1,380	1,498
Total ancillary revenue	17,326	15,549	35,171	32,808
Total terminaling services fees	75,648	72,073	153,463	146,302
Management fees (ASC 606 revenue)	3,227	3,125	7,234	6,846
Management fees (ASC 842 revenue)	361	378	748	743
Total management fees	3,588	3,503	7,982	7,589
Product sales (ASC 606 revenue)	97,137	72,265	180,836	133,694
Total revenue	$176,373	$147,841	$342,281	$287,585

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2024 (remainder of the year)	$2,581	$494	$1,175	$—	$9,057	$11,459	$—	$24,766
2025	2,551	195	2,350	—	13,056	16,724	—	34,876
2026	1,996	—	392	—	10,003	11,110	—	23,501
2027	1,414	—	—	—	6,109	1,318	—	8,841
2028	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$8,542	$689	$3,917	$—	$38,225	$40,611	$—	$91,984

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2024 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2024 (remainder of the year)	$92,905
2025	146,199
2026	69,762
2027	26,925
2028	13,482
Thereafter	30,869
Total estimated future ASC 842 revenue	$380,142

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2023	$21,008	$8,683	$29,691
Trade accounts receivable at June 30, 2024	$18,932	$7,349	$26,281

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2023	$1,519	$10,398	$11,917
Contract liabilities at June 30, 2024	$2,347	$10,364	$12,711

Revenue recognized during the six months ended June 30, 2024, from amounts included in contract liabilities at December 31, 2023, was approximately $1.4 million for contracts under ASC 606 and approximately $10.0 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Gulf Coast Terminals:
Terminaling services fees	$21,538	$21,349	$44,102	$43,342
Management fees	25	18	43	33
Revenue	21,563	21,367	44,145	43,375
Operating costs and expenses	(6,072)	(5,503)	(12,642)	(11,557)
Net margins	15,491	15,864	31,503	31,818
Midwest Terminals:
Terminaling services fees	2,837	2,457	5,686	5,671
Revenue	2,837	2,457	5,686	5,671
Operating costs and expenses	(393)	(461)	(889)	(958)
Net margins	2,444	1,996	4,797	4,713
Brownsville Terminals:
Terminaling services fees	4,633	4,769	9,174	9,613
Management fees	1,432	1,449	3,177	3,075
Revenue	6,065	6,218	12,351	12,688
Operating costs and expenses	(2,940)	(2,436)	(5,521)	(5,028)
Net margins	3,125	3,782	6,830	7,660
River Terminals:
Terminaling services fees	3,742	3,666	7,299	7,161
Revenue	3,742	3,666	7,299	7,161
Operating costs and expenses	(1,747)	(1,759)	(3,498)	(3,481)
Net margins	1,995	1,907	3,801	3,680
Southeast Terminals:
Terminaling services fees	17,771	16,717	37,264	33,851
Management fees	212	276	446	567
Revenue	17,983	16,993	37,710	34,418
Operating costs and expenses	(6,849)	(5,999)	(13,930)	(12,180)
Net margins	11,134	10,994	23,780	22,238
West Coast Terminals:
Product sales	97,137	72,265	180,836	133,694
Terminaling services fees	25,127	23,115	49,938	46,664
Management fees	6	11	6	22
Revenue	122,270	95,391	230,780	180,380
Cost of product sales	(91,182)	(68,643)	(169,473)	(127,969)
Operating costs and expenses	(10,106)	(9,065)	(19,770)	(19,069)
Costs and expenses	(101,288)	(77,708)	(189,243)	(147,038)
Net margins	20,982	17,683	41,537	33,342
Central Services:
Management fees	1,913	1,749	4,310	3,892
Revenue	1,913	1,749	4,310	3,892
Operating costs and expenses	(4,357)	(4,523)	(8,779)	(9,378)
Net margins	(2,444)	(2,774)	(4,469)	(5,486)
Total net margins	52,727	49,452	107,779	97,965
General and administrative	(7,242)	(7,141)	(16,120)	(15,181)
Insurance	(1,652)	(1,718)	(3,431)	(3,356)
Deferred compensation	(647)	(764)	(2,522)	(2,399)
Depreciation and amortization	(17,852)	(17,569)	(35,514)	(35,522)
Earnings from unconsolidated affiliates	3,318	2,692	7,124	4,641
Operating income	28,652	24,952	57,316	46,148
Other expenses (interest and deferred debt issuance costs)	(25,203)	(7,865)	(39,284)	(40,091)
Net earnings	$3,449	$17,087	$18,032	$6,057

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,563	$2,837	$6,065	$3,742	$17,983	$25,133	$1,913	$79,236
Product sales	—	—	—	—	—	97,137	—	97,137
Total revenue	$21,563	$2,837	$6,065	$3,742	$17,983	$122,270	$1,913	$176,373
Capital expenditures	$3,236	$—	$1,001	$304	$2,548	$5,389	$498	$12,976
Identifiable assets	$142,850	$13,903	$105,795	$42,321	$225,120	$443,390	$9,674	$983,053
Cash and cash equivalents								12,051
Investments in unconsolidated affiliates								321,858
Unrealized gain on interest rate swap agreements								25,452
Other								16,123
Total assets								$1,358,537

	Three months ended June 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,367	$2,457	$6,218	$3,666	$16,993	$23,126	$1,749	$75,576
Product sales	—	—	—	—	—	72,265	—	72,265
Total revenue	$21,367	$2,457	$6,218	$3,666	$16,993	$95,391	$1,749	$147,841
Capital expenditures	$2,193	$58	$472	$951	$4,011	$3,794	$445	$11,924

	Six months ended June 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$44,145	$5,686	$12,351	$7,299	$37,710	$49,944	$4,310	$161,445
Product sales	—	—	—	—	—	180,836	—	180,836
Total revenue	$44,145	$5,686	$12,351	$7,299	$37,710	$230,780	$4,310	$342,281
Capital expenditures	$7,238	$162	$1,842	$809	$5,803	$13,045	$791	$29,690

	Six months ended June 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$43,375	$5,671	$12,688	$7,161	$34,418	$46,686	$3,892	$153,891
Product sales	—	—	—	—	—	133,694	—	133,694
Total revenue	$43,375	$5,671	$12,688	$7,161	$34,418	$180,380	$3,892	$287,585
Capital expenditures	$4,333	$58	$1,689	$1,817	$7,786	$8,375	$586	$24,644

(16) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and six months ended June 30, 2024. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended
	June 30,
	2024	2023
Terminaling services fees	$75,648	$72,073
Management fees	3,588	3,503
Terminal revenue	$79,236	$75,576

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended
	June 30,
	2024	2023
Gulf Coast terminals	$21,563	$21,367
Midwest terminals	2,837	2,457
Brownsville terminals	6,065	6,218
River terminals	3,742	3,666
Southeast terminals	17,983	16,993
West Coast terminals	25,133	23,126
Central services	1,913	1,749
Terminal revenue	$79,236	$75,576

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended
	June 30,
	2024	2023
Gulf Coast terminals	$21,538	$21,349
Midwest terminals	2,837	2,457
Brownsville terminals	4,633	4,769
River terminals	3,742	3,666
Southeast terminals	17,771	16,717
West Coast terminals	25,127	23,115
Central services	—	—
Terminaling services fees	$75,648	$72,073

The increase in terminaling services fees at our Southeast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2023, contracting available capacity and contract escalations.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the second quarter of 2024, increased ancillary fees and contract escalations.

Included in terminaling services fees for the three months ended June 30, 2024 and 2023, are fees charged to affiliates of approximately $0.4 million and $0.6 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended
	June 30,
	2024	2023
Firm commitments	$58,322	$56,524
Ancillary	17,326	15,549
Terminaling services fees	$75,648	$72,073

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2024 are as follows (in thousands):

Less than 1 year remaining	$17,426	30%
1 year or more, but less than 3 years remaining	32,650	56%
3 years or more, but less than 5 years remaining	6,054	10%
5 years or more remaining	2,192	4%
Total firm commitments for the three months ended June 30, 2024	$58,322

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended
	June 30,
	2024	2023
Gulf Coast terminals	$25	$18
Midwest terminals	—	—
Brownsville terminals	1,432	1,449
River terminals	—	—
Southeast terminals	212	276
West Coast terminals	6	11
Central services	1,913	1,749
Management fees	$3,588	$3,503

Included in management fees for the three months ended June 30, 2024 and 2023, are fees charged to affiliates of approximately $3.3 million and $3.2 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Three months ended
	June 30,
	2024	2023
Product sales	$97,137	$72,265
Cost of product sales	(91,182)	(68,643)
Product sales, gross margin	$5,955	$3,622

The increase in product sales, cost of product sales and gross margin for the three months ended June 30, 2024, is primarily a result of increased product sales volumes.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended
	June 30,
	2024	2023
Wages and employee benefits	$15,131	$14,069
Utilities and communication charges	3,340	3,718
Repairs and maintenance	3,575	2,844
Property taxes and rentals	4,862	4,927
Vehicles and fuel costs	411	355
Environmental compliance costs	1,326	1,142
Additive detergent costs	928	1,105
Contract services	655	839
Other	2,236	747
Operating costs and expenses	$32,464	$29,746

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended
	June 30,
	2024	2023
Gulf Coast terminals	$6,072	$5,503
Midwest terminals	393	461
Brownsville terminals	2,940	2,436
River terminals	1,747	1,759
Southeast terminals	6,849	5,999
West Coast terminals	10,106	9,065
Central services	4,357	4,523
Operating costs and expenses	$32,464	$29,746

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.2 million and $7.1 million for the three months ended June 30, 2024 and 2023, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both of the three months ended June 30, 2024 and 2023, the expense associated with insurance was approximately $1.7 million.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.6 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024 and 2023, depreciation and amortization expense was approximately $17.9 million and $17.6 million, respectively.

For the three months ended June 30, 2024 and 2023, interest expense was approximately $24.0 million and $6.8 million, respectively. Interest expense for the three months ended June 30, 2024 and 2023 is impacted by an unrealized gain on interest rate swap agreements of approximately $1.2 million and $17.3 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	June 30,
	2024	2023
BOSTCO	$763	$941
Olympic Pipeline Company	1,631	568
SeaPort Midstream	927	1,040
Frontera	(3)	143
Total earnings from investments in unconsolidated affiliates	$3,318	$2,692

The increase in earnings from our investment in Olympic Pipeline Company for the three months ended June 30, 2024, is primarily attributable to a tariff rate increase in July 2023.

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	June 30,
	2024	2023
BOSTCO	$2,668	$3,362
Olympic Pipeline Company	—	720
SeaPort Midstream	—	—
Frontera	—	70
Cash distributions received from unconsolidated affiliates	$2,668	$4,152

The decrease in cash distributions received from our investment in Olympic Pipeline Company for the three months ended June 30, 2024, is primarily attributable to an Olympic Pipeline Company remediation project in 2024.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Six months ended
	June 30,
	2024	2023
Terminaling services fees	$153,463	$146,302
Management fees	7,982	7,589
Terminal revenue	$161,445	$153,891

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Six months ended
	June 30,
	2024	2023
Gulf Coast terminals	$44,145	$43,375
Midwest terminals	5,686	5,671
Brownsville terminals	12,351	12,688
River terminals	7,299	7,161
Southeast terminals	37,710	34,418
West Coast terminals	49,944	46,686
Central services	4,310	3,892
Terminal revenue	$161,445	$153,891

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended
	June 30,
	2024	2023
Gulf Coast terminals	$44,102	$43,342
Midwest terminals	5,686	5,671
Brownsville terminals	9,174	9,613
River terminals	7,299	7,161
Southeast terminals	37,264	33,851
West Coast terminals	49,938	46,664
Central services	—	—
Terminaling services fees	$153,463	$146,302

The increase in terminaling services fees at our Southeast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2023, contracting available capacity and contract escalations.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the second quarter of 2024, increased ancillary fees and contract escalations.

Included in terminaling services fees for the six months ended June 30, 2024 and 2023, are fees charged to affiliates of approximately $0.8 million and $1.1 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended
	June 30,
	2024	2023
Firm commitments	$118,292	$113,494
Ancillary	35,171	32,808
Terminaling services fees	$153,463	$146,302

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Six months ended
	June 30,
	2024	2023
Gulf Coast terminals	$43	$33
Midwest terminals	—	—
Brownsville terminals	3,177	3,075
River terminals	—	—
Southeast terminals	446	567
West Coast terminals	6	22
Central services	4,310	3,892
Management fees	$7,982	$7,589

Included in management fees for the six months ended June 30, 2024 and 2023, are fees charged to affiliates of approximately $7.5 million and $7.0 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
Product sales	$180,836	$133,694
Cost of product sales	(169,473)	(127,969)
Product sales, gross margin	$11,363	$5,725

The increase in product sales, cost of product sales and gross margin for the six months ended June 30, 2024, is primarily a result of increased product sales volumes.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Six months ended
	June 30,
	2024	2023
Wages and employee benefits	$30,387	$28,570
Utilities and communication charges	6,902	8,266
Repairs and maintenance	6,326	5,526
Property taxes and rentals	10,099	9,739
Vehicles and fuel costs	787	748
Environmental compliance costs	2,568	2,096
Additive detergent costs	1,845	2,078
Contract services	1,552	1,556
Other	4,563	3,072
Operating costs and expenses	$65,029	$61,651

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Six months ended
	June 30,
	2024	2023
Gulf Coast terminals	$12,642	$11,557
Midwest terminals	889	958
Brownsville terminals	5,521	5,028
River terminals	3,498	3,481
Southeast terminals	13,930	12,180
West Coast terminals	19,770	19,069
Central services	8,779	9,378
Operating costs and expenses	$65,029	$61,651

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $16.1 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both of the six months ended June 30, 2024 and 2023, the expense associated with insurance was approximately $3.4 million.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $2.5 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

For both of the six months ended June 30, 2024 and 2023, depreciation and amortization expense was approximately $35.5 million.

For the six months ended June 30, 2024 and 2023, interest expense was approximately $37.1 million and $38.0 million, respectively. Interest expense for the six months ended June 30, 2024 and 2023 is impacted by an unrealized gain on interest rate swap agreements of approximately $12.4 million and $9.7 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
BOSTCO	$2,765	$1,795
Olympic Pipeline Company	3,123	1,283
SeaPort Midstream	1,506	1,435
Frontera	(270)	128
Total earnings from investments in unconsolidated affiliates	$7,124	$4,641

The increase in earnings from our investment in BOSTCO for the six months ended June 30, 2024, is primarily attributable to increased ancillary revenue.

The increase in earnings from our investment in Olympic Pipeline Company for the six months ended June 30, 2024, is primarily attributable to a tariff rate increase in July 2023.

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	500
Additional capital investments in unconsolidated affiliates	$—	$500

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
BOSTCO	$5,228	$6,380
Olympic Pipeline Company	—	720
SeaPort Midstream	—	—
Frontera	148	70
Cash distributions received from unconsolidated affiliates	$5,376	$7,170

The decrease in cash distributions received from our investment in BOSTCO for the six months ended June 30, 2024, is primarily attributable to more spend on repairs and maintenance in 2024.

The decrease in cash distributions received from our investment in Olympic Pipeline Company for the six months ended June 30, 2024, is primarily attributable to an Olympic Pipeline Company remediation project in 2024.

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
Net cash provided by operating activities	$46,005	$39,468
Net cash used in investing activities	$(38,690)	$(24,026)
Net cash used in financing activities	$(2,816)	$(19,352)

The approximately $6.5 million increase in net cash provided by operating activities is primarily attributable to increased terminaling revenue in the Southeast and West Coast and increased product sales gross margin.

The approximately $14.7 million increase in net cash used in investing activities is primarily related to an approximately $9.0 million member loan to Olympic Pipeline Company to fund an Olympic Pipeline Company remediation project and an approximately $5.0 million increase in maintenance capital spend.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2025. At June 30, 2024, the remaining expenditures to complete the approved projects are estimated to be approximately $5.0 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

The approximately $16.5 million decrease in net cash used in financing activities is primarily related to an approximately $24.9 million decrease in distributions to TLP Finance Holdings, LLC for debt service in 2024 versus 2023. As discussed below, on April 15, 2024, the Company entered into an amendment to the Credit Agreement for a new tranche of senior secured term loans in an aggregate principal amount of $150 million. Proceeds from the $150 million senior secured term loans were used for the repayment of approximately $110.4 million of borrowings under our revolving credit facility, funding of distributions to TLP Finance Holdings, LLC for debt service of approximately $36.7 million and approximately $2.9 million of debt issuance costs.

Credit agreement. On November 17, 2021, the Company and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement for a $1 billion senior secured term loan and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. On April 15, 2024, we entered into an amendment to the Credit Agreement for a new tranche of senior secured term loans in an aggregate principal amount of $150 million. The other terms and conditions of the Credit Agreement remain unchanged. The senior secured term loans will mature on November 17, 2028 and the revolving credit facility will terminate (a) on November 14, 2025 in the event the 6.125% senior notes due in 2026 are not refinanced on or prior to such date or (b) in the event the senior notes have been refinanced on or prior to November 14, 2025, the earlier of (i) the new maturity date of the refinanced senior notes and (ii) November 17, 2026. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and six months ended June 30, 2024 and the year ended December 31, 2023.

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

					Twelve
	Three months ended				months ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2023	2023	2024	2024	2024
Financial performance covenant tests:
Net earnings (loss)	$17,633	$(20,744)	$14,583	$3,449	$14,921
Interest expense	13,889	48,168	13,040	24,045	99,142
Deferred debt issuance costs	1,020	1,031	1,041	1,158	4,250
State franchise taxes (income taxes)	644	535	484	544	2,207
Depreciation and amortization	17,639	17,715	17,662	17,852	70,868
Deferred compensation	876	997	1,875	647	4,395
Severance payments	175	512	175	266	1,128
Proportionate share of unconsolidated affiliates' depreciation and amortization	5,223	5,298	4,808	4,675	20,004
Consolidated EBITDA	$57,099	$53,512	$53,668	$52,636	$216,915
Proforma completed growth project credit (1)					3,663
Consolidated EBITDA for the leverage ratio (2)	$57,099	$53,512	$53,668	$52,636	$220,578
Maintenance capital	(6,379)	(13,074)	(5,855)	(7,823)	(33,131)
Total for the debt service coverage ratio	$50,720	$40,438	$47,813	$44,813	$187,447
Debt service:
Interest expense	$13,889	$48,168	$13,040	$24,045	$99,142
Unrealized gain (loss) on interest rate swap agreements	11,284	(23,901)	11,247	1,178	(192)
Scheduled principal payments	2,500	2,500	2,500	2,884	10,384
Total	$27,673	$26,767	$26,787	$28,107	$109,334

Credit Agreement debt service coverage ratio (>1.1x)					1.71

Consolidated senior secured net leverage ratio test:
Senior secured term loans outstanding					$1,124,616
Revolving credit facility outstanding					14,000
Less cash and cash equivalents					(12,051)
Senior secured debt					$1,126,565

Consolidated senior secured net leverage ratio (<6.75x)					5.11
(1)	Represents incremental annualized EBITDA for completed growth projects that have come online revenue in the last four quarters.
(2)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2024, $780 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements, the majority of which expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month LIBOR through July 17, 2023, and on the one-month Term SOFR or OIS compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At June 30, 2024, we had outstanding borrowings of $1,138.6 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 13, 2024	TransMontaigne Partners LLC

	By:	/s/ Randal T. Maffett Randal T. Maffett Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer