Form 10-Q
period 2024-09-30
TransMontaigne Partners LLC
filed 2024-11-13
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

As of September 30, 2024, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of and for the three and nine months ended September 30, 2024 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes as of and for the year ended December 31, 2023, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 15, 2024 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2024:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,607	$7,552
Trade accounts receivable	23,548	29,691
Due from affiliates	2,942	3,262
Inventory	7,970	7,259
Other current assets	17,476	13,472
Total current assets	62,543	61,236
Property, plant and equipment, net	820,683	831,671
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	324,412	320,110
Right-of-use assets, operating leases	46,366	48,151
Other assets, net	52,160	58,378
	$1,324,750	$1,338,132
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$21,190	$19,367
Operating lease liabilities	4,140	3,793
Accrued liabilities	37,047	41,710
Current debt	11,535	10,000
Total current liabilities	73,912	74,870
Deferred revenue	86	602
Other liabilities	4,136	—
Long-term operating lease liabilities	44,620	46,296
Long-term debt	1,405,440	1,339,280
Total liabilities	1,528,194	1,461,048
Commitments and contingencies (Note 13)
Equity:
Member interest	(203,444)	(122,916)
Total equity	(203,444)	(122,916)
	$1,324,750	$1,338,132

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Terminal revenue	$80,955	$78,185	$242,400	$232,076
Product sales	109,732	114,217	290,568	247,911
Total revenue	190,687	192,402	532,968	479,987
Costs and expenses:
Cost of product sales	(102,377)	(105,784)	(271,850)	(233,753)
Operating	(33,471)	(29,835)	(98,500)	(91,486)
General and administrative	(7,366)	(7,337)	(23,486)	(22,518)
Insurance	(1,694)	(1,797)	(5,125)	(5,153)
Deferred compensation	(643)	(876)	(3,165)	(3,275)
Depreciation and amortization	(17,872)	(17,639)	(53,386)	(53,161)
Total costs and expenses	(163,423)	(163,268)	(455,512)	(409,346)
Earnings from unconsolidated affiliates	4,428	3,408	11,552	8,049
Operating income	31,692	32,542	89,008	78,690
Other expenses:
Interest expense	(49,865)	(13,889)	(86,950)	(51,867)
Deferred debt issuance costs	(1,244)	(1,020)	(3,443)	(3,133)
Total other expenses	(51,109)	(14,909)	(90,393)	(55,000)
Net earnings (loss)	$(19,417)	$17,633	$(1,385)	$23,690

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance June 30, 2023	$(101,873)	$(101,873)
Contributions from parent entities	419	419
Distributions to TLP Finance Holdings, LLC for debt service	(9,623)	(9,623)
Net earnings for the three months ended September 30, 2023	17,633	17,633
Balance September 30, 2023	$(93,444)	$(93,444)

Balance June 30, 2024	$(173,539)	$(173,539)
Contributions from parent entities	266	266
Distributions to TLP Finance Holdings, LLC for debt service	(10,754)	(10,754)
Net loss for the three months ended September 30, 2024	(19,417)	(19,417)
Balance September 30, 2024	$(203,444)	$(203,444)

Balance December 31, 2022	$(13,862)	$(13,862)
Contributions from parent entities	1,257	1,257
Distributions to TLP Finance Holdings, LLC for debt service	(104,529)	(104,529)
Net earnings for the nine months ended September 30, 2023	23,690	23,690
Balance September 30, 2023	$(93,444)	$(93,444)

Balance December 31, 2023	$(122,916)	$(122,916)
Contributions from parent entities	1,624	1,624
Distributions to TLP Finance Holdings, LLC for debt service	(80,767)	(80,767)
Net loss for the nine months ended September 30, 2024	(1,385)	(1,385)
Balance September 30, 2024	$(203,444)	$(203,444)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$(19,417)	$17,633	$(1,385)	$23,690
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	17,872	17,639	53,386	53,161
Earnings from unconsolidated affiliates	(4,428)	(3,408)	(11,552)	(8,049)
Distributions from unconsolidated affiliates	1,874	3,571	7,250	10,741
Equity-based compensation	266	419	1,624	1,257
Amortization of deferred debt issuance costs	1,244	1,020	3,443	3,030
Amortization of deferred revenue	(419)	(308)	(516)	(865)
Unrealized (gain) loss on interest rate swap agreements	24,086	(11,284)	11,661	(20,977)
Changes in operating assets and liabilities:
Trade accounts receivable	2,733	(8,109)	6,143	7,625
Due from affiliates	37	(458)	320	79
Inventory	6,721	1,557	(711)	1,518
Other current assets	998	(1,134)	949	(4,834)
Right-of-use assets, operating leases	952	863	2,682	2,676
Other assets, net	(90)	(61)	344	(72)
Trade accounts payable	(1,692)	(1,699)	6,321	(8,759)
Accrued liabilities	(2,962)	(2,003)	(4,663)	(4,825)
Operating lease liabilities	(710)	(726)	(2,226)	(2,416)
Net cash provided by operating activities	27,065	13,512	73,070	52,980
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	—	—	(500)
Olympic Pipeline Company member loan	—	—	(9,000)	—
Capital expenditures	(14,810)	(15,195)	(44,500)	(39,839)
Proceeds from sale of land	—	—	—	1,118
Net cash used in investing activities	(14,810)	(15,195)	(53,500)	(39,221)
Cash flows from financing activities:
Repayments of senior secured term loans	(2,883)	(2,054)	(8,267)	(7,500)
Proceeds from senior secured term loans	—	—	150,000	—
Borrowings under revolving credit facility	11,300	57,500	108,300	210,500
Repayments under revolving credit facility	(11,300)	(43,500)	(182,300)	(115,500)
Debt issuance costs	(62)	—	(3,481)	—
Distributions to TLP Finance Holdings, LLC for debt service	(10,754)	(9,623)	(80,767)	(104,529)
Net cash provided by (used in) financing activities	(13,699)	2,323	(16,515)	(17,029)
Increase (decrease) in cash and cash equivalents	(1,444)	640	3,055	(3,270)
Cash and cash equivalents at beginning of period	12,051	9,106	7,552	13,016
Cash and cash equivalents at end of period	$10,607	$9,746	$10,607	$9,746
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,143	$30,181	$81,015	$78,685
Property, plant and equipment acquired with accounts payable	$4,567	$5,778	$4,567	$5,778
Additions to right-of-use assets obtained from new operating lease liabilities	$352	$210	$897	$856
Non-cash contributions from parent entities	$266	$419	$1,624	$1,257

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2024 and December 31, 2023 and our results of operations for the three and nine months ended September 30, 2024 and 2023.

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At September 30, 2024 and December 31, 2023, our inventory was approximately $8.0 million and $7.3 million, respectively. At September 30, 2024 and December 31, 2023, our refined products inventory was approximately $2.4 million and $2.5 million, respectively. At September 30, 2024 and December 31, 2023, our renewable products inventory was approximately $5.6 million and $4.8 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and nine months ended September 30, 2024 and 2023.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2024 and 2023.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2024 and 2023.

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

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At September 30, 2024 and December 31, 2023, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At September 30, 2024 and December 31, 2023, the fair value of our interest rate swap agreements was approximately $1.4 million and $13.0 million, respectively (See Notes 4, 8 and 10 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended September 30, 2024 and 2023, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($24.1) million and $11.3 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($11.7) million and $21.0 million, respectively.

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

In March 2024, the Securities and Exchange Commission (SEC) issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Subject to certain exemptions, the rules will require annual disclosure of material greenhouse gas emissions as well as

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with the calendar year 2027. In April 2024, the SEC voluntarily stayed implementation of its climate-related disclosure rules pending completion of judicial review by the Court of Appeals for the Eighth Circuit. We are currently evaluating the final rules to determine its impact on our consolidated financial statements once the final implementation timeline is concluded.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.4 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. We recognized revenue related to this operations and reimbursement agreement of approximately $4.6 million for both of the nine months ended September 30, 2024 and 2023.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in March and April 2025, respectively. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 181,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.4 million for both of the three months ended September 30, 2024 and 2023. We recognized revenue related to these agreements of approximately $1.2 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2027, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.1 million for both of the three months ended September 30, 2024 and 2023. We recognized revenue related to this operating and administrative agreement of approximately $3.2 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.7 million for both of the three months ended September 30, 2024 and 2023. We recognized revenue related to reimbursements from these affiliates of approximately $2.9 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our wholly owned subsidiary TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.6 million for both of the three months ended September 30, 2024 and 2023. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $2.0 million for both of the nine months ended September 30, 2024 and 2023.

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

Trade accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Trade accounts receivable	$23,548	$29,691

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer A	25%	22%	26%	12%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$4,177	$2,093
Amounts due from insurance companies	3,534	3,099
Additive detergent	1,953	2,023
Prepaid inventory	812	3,831
Unrealized gain on interest rate swap agreements	4,953	—
Deposits and other assets	2,047	2,426
	$17,476	$13,472

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At September 30, 2024 and December 31, 2023, we recognized amounts due from insurance companies of approximately $3.5 million and $3.1 million, respectively, representing our best estimate of our probable insurance recoveries. During

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

the nine months ended September 30, 2024, we increased our estimate of our probable insurance recoveries by approximately $0.4 million.

(5) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Land	$104,017	$104,017
Terminals, pipelines and equipment	1,436,867	1,385,923
Furniture, fixtures and equipment	20,557	19,619
Construction in progress	14,759	26,639
	1,576,200	1,536,198
Less accumulated depreciation	(755,517)	(704,527)
	$820,683	$831,671

At September 30, 2024 and December 31, 2023, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $564.2 million and $571.3 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At September 30, 2024 and December 31, 2023, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and nine months ended September 30, 2024 or during the year ended December 31, 2023 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(7) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2024 and December 31, 2023, our investments in unconsolidated affiliates include a 42.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
BOSTCO	42.5%	42.5%	$183,301	$186,486
Olympic Pipeline Company	30%	30%	85,426	80,000
SeaPort Midstream	51%	51%	34,896	32,357
Frontera	50%	50%	20,789	21,267
Total investments in unconsolidated affiliates			$324,412	$320,110

At September 30, 2024 and December 31, 2023, our investment in BOSTCO includes approximately $5.7 million and $5.9 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At September 30, 2024 and December 31, 2023, our investment in Olympic Pipeline Company includes approximately $5.2 million and $5.4 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
BOSTCO	$1,047	$591	$3,812	$2,386
Olympic Pipeline Company	2,303	2,028	5,426	3,311
SeaPort Midstream	1,033	700	2,539	2,135
Frontera	45	89	(225)	217
Total earnings from investments in unconsolidated affiliates	$4,428	$3,408	$11,552	$8,049

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
BOSTCO	$—	$—	$—	$—
Olympic Pipeline Company	—	—	—	—
SeaPort Midstream	—	—	—	—
Frontera	—	—	—	500
Additional capital investments in unconsolidated affiliates	$—	$—	$—	$500

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
BOSTCO	$1,769	$2,690	$6,997	$9,070
Olympic Pipeline Company	—	714	—	1,434
SeaPort Midstream	—	—	—	—
Frontera	105	167	253	237
Cash distributions received from unconsolidated affiliates	$1,874	$3,571	$7,250	$10,741

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	September 30,	December 31,
	2024	2023
Current assets	$106,310	$72,569
Long-term assets	763,362	768,413
Current liabilities	(70,415)	(54,977)
Long-term liabilities	(71,404)	(73,647)
Net assets	$727,853	$712,358

Statements of income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$54,776	$55,533	$162,867	$152,858
Expenses	(42,010)	(44,961)	(129,722)	(129,743)
Net income	$12,766	$10,572	$33,145	$23,115

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Customer relationships, net of accumulated amortization of $23,699 and $21,303, respectively	$41,831	$44,227
Unrealized gain on interest rate swap agreements	549	13,027
Olympic Pipeline Company member loan	9,000	—
Deposits and other assets	780	1,124
	$52,160	$58,378

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

Olympic Pipeline Company member loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At September 30, 2024 and December 31, 2023, the total outstanding borrowings under the Olympic Pipeline Company member loan were $30.0 million and $nil, respectively. Accordingly, we have recorded a loan receivable of approximately $9.0 million and $nil, respectively, representing our proportionate share of the outstanding borrowings. Olympic Pipeline Company used the proceeds from the member loan to fund a remediation project in 2024.

(9) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Customer advances and deposits	$11,931	$11,315
Accrued compensation expense	12,662	14,375
Interest payable	1,896	7,070
Accrued property taxes	8,534	4,619
Accrued Washington State emissions allowances	674	524
Accrued environmental obligations	786	909
Accrued expenses and other	564	2,898
	$37,047	$41,710

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Accrued environmental obligations. At September 30, 2024 and December 31, 2023, we have accrued environmental obligations of approximately $0.8 million and $0.9 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2024, we made payments of approximately $0.1 million, towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(10) OTHER LIABILITIES

Other liabilities are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Unrealized loss on interest rate swap agreements	$4,136	$—

(11) DEBT

Long-term debt is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Senior secured term loans outstanding	$1,121,733	$980,000
Revolving credit facility outstanding	14,000	88,000
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(18,658)	(18,620)
Total debt	1,416,975	1,349,280
Current portion of senior secured term loans	(11,535)	(10,000)
Long-term debt	$1,405,440	$1,339,280
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loans and senior notes.

Credit agreement. On November 17, 2021, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement (“Credit Agreement”) for a $1 billion senior secured term loan and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. On April 15, 2024, we entered into an amendment to the Credit Agreement for a new tranche of senior secured term loans in an aggregate principal amount of $150 million. The other terms and conditions of the Credit Agreement remain unchanged. The senior secured term loans will mature on November 17, 2028 and the revolving credit facility will terminate (a) on November 14, 2025 in the event the 6.125% senior notes due in 2026 are not refinanced on or prior to such date or (b) in the event the senior notes have been refinanced on or prior to November 14, 2025, the earlier of (i) the new maturity date of the refinanced senior notes and (ii) November 17, 2026. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

On October 28, 2024, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into an amendment to its existing Credit Agreement, which provides for, among other things, (i) the reduction of the applicable margin of the term loans under the credit facility (the “Repricing”) and (ii) the removal of the credit spread adjustment from the Term SOFR applicable to the loans under the credit facility. After giving effect to the Repricing and the removal of the credit spread adjustment, term loans under the credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%. The other terms and conditions of the credit facility, as amended by the amendment, remain unchanged. We incurred approximately $0.7 million of debt issuance costs related to this amendment.

We may elect to have loans under the Credit Agreement bear interest, at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum through October 27, 2024. The amended rates apply thereafter. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

For both of the nine months ended September 30, 2024 and 2023, the weighted average interest rate on borrowings was approximately 7.5%. At both September 30, 2024 and December 31, 2023, our outstanding letters of credit were approximately $0.4 million.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

satisfy the age and length of service thresholds of the plan upon the attainment of the earliest of (a) age sixty, (b) age fifty-five and ten years of service as an officer of the Company or any of its affiliates or predecessors, or (c) age fifty and twenty years of service as an employee of the Company or any of its affiliates or predecessors.

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.3 million and $0.5 million is included in deferred compensation expense for the three months ended September 30, 2024 and 2023, respectively. For savings and retention plan awards to employees, approximately $1.6 million and $2.0 million is included in deferred compensation expense for the nine months ended September 30, 2024 and 2023, respectively.

On September 14, 2023, an indirect parent of the Company granted class B units in the indirect parent of the Company to the officers of TMC. On September 14, 2023, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TMC. For the three months ended September 30, 2024 and 2023, we recognized approximately $0.3 million and $0.4 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units. For the nine months ended September 30, 2024 and 2023, we recognized approximately $1.6 million and $1.3 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and nine months ended September 30, 2024 and 2023, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Following are components of our lease costs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating leases	$1,511	$1,445	$4,343	$4,298
Variable lease costs (including insignificant short-term leases)	431	438	1,314	1,202
Sublease income as primary obligor	(286)	(284)	(838)	(825)
Total lease costs	$1,656	$1,599	$4,819	$4,675

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash outflows for operating leases	$1,268	$1,308	$3,887	$4,038
Weighted average remaining lease term (years)	27.69	27.72	27.69	27.72
Weighted average discount rate	4.5%	4.5%	4.5%	4.5%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2024 and related imputed interest was as follows (in thousands):

Years ending December 31:
2024 (remainder of the year)	$1,769
2025	5,444
2026	3,953
2027	3,748
2028	3,283
Thereafter	66,612
Total lease payments	84,809
Less imputed interest	(36,049)
Present value of operating lease liabilities	$48,760

Contract commitments. At September 30, 2024, we have contractual commitments of approximately $28.8 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and nine months ended September 30, 2024 and 2023. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2024 and December 31, 2023.

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

Debt. The estimated fair value of our $1,121.7 million senior secured term loans at September 30, 2024 was approximately $1,124.5 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at September 30, 2024 was approximately $296.2 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$50,081	$46,670	$143,661	$139,364
Firm commitments (ASC 606 revenue)	11,004	10,336	35,716	31,136
Total firm commitments revenue	61,085	57,006	179,377	170,500
Ancillary revenue (ASC 606 revenue)	16,106	17,193	49,897	48,503
Ancillary revenue (ASC 842 revenue)	307	386	1,687	1,884
Total ancillary revenue	16,413	17,579	51,584	50,387
Total terminaling services fees	77,498	74,585	230,961	220,887
Management fees (ASC 606 revenue)	3,093	3,219	10,327	10,065
Management fees (ASC 842 revenue)	364	381	1,112	1,124
Total management fees	3,457	3,600	11,439	11,189
Product sales (ASC 606 revenue)	109,732	114,217	290,568	247,911
Total revenue	$190,687	$192,402	$532,968	$479,987

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2024 (remainder of the year)	$1,294	$240	$589	$—	$2,761	$5,861	$—	$10,745
2025	2,565	185	2,356	—	10,001	17,008	—	32,115
2026	2,148	—	393	—	10,001	11,157	—	23,699
2027	1,423	—	—	—	6,107	1,321	—	8,851
2028	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$7,430	$425	$3,338	$—	$28,870	$35,347	$—	$75,410

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2024 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2024 (remainder of the year)	$50,417
2025	175,012
2026	103,422
2027	42,274
2028	13,566
Thereafter	30,870
Total estimated future ASC 842 revenue	$415,561

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2023	$21,008	$8,683	$29,691
Trade accounts receivable at September 30, 2024	$17,077	$6,471	$23,548

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2023	$1,519	$10,398	$11,917
Contract liabilities at September 30, 2024	$1,928	$10,089	$12,017

Revenue recognized during the nine months ended September 30, 2024, from amounts included in contract liabilities at December 31, 2023, was approximately $1.4 million for contracts under ASC 606 and approximately $9.9 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Gulf Coast Terminals:
Terminaling services fees	$22,063	$21,876	$66,165	$65,218
Management fees	20	16	63	49
Revenue	22,083	21,892	66,228	65,267
Operating costs and expenses	(6,207)	(5,657)	(18,849)	(17,214)
Net margins	15,876	16,235	47,379	48,053
Midwest Terminals:
Terminaling services fees	2,779	2,579	8,465	8,250
Revenue	2,779	2,579	8,465	8,250
Operating costs and expenses	(474)	(450)	(1,363)	(1,408)
Net margins	2,305	2,129	7,102	6,842
Brownsville Terminals:
Terminaling services fees	4,513	4,805	13,687	14,418
Management fees	1,370	1,508	4,547	4,583
Revenue	5,883	6,313	18,234	19,001
Operating costs and expenses	(3,212)	(2,504)	(8,733)	(7,532)
Net margins	2,671	3,809	9,501	11,469
River Terminals:
Terminaling services fees	3,759	3,586	11,058	10,747
Revenue	3,759	3,586	11,058	10,747
Operating costs and expenses	(1,624)	(1,656)	(5,122)	(5,137)
Net margins	2,135	1,930	5,936	5,610
Southeast Terminals:
Terminaling services fees	17,910	16,019	55,174	49,870
Management fees	248	244	694	811
Revenue	18,158	16,263	55,868	50,681
Operating costs and expenses	(7,400)	(6,523)	(21,330)	(18,703)
Net margins	10,758	9,740	34,538	31,978
West Coast Terminals:
Product sales	109,732	114,217	290,568	247,911
Terminaling services fees	26,474	25,720	76,412	72,384
Management fees	—	10	6	32
Revenue	136,206	139,947	366,986	320,327
Cost of product sales	(102,377)	(105,784)	(271,850)	(233,753)
Operating costs and expenses	(9,948)	(8,396)	(29,718)	(27,465)
Costs and expenses	(112,325)	(114,180)	(301,568)	(261,218)
Net margins	23,881	25,767	65,418	59,109
Central Services:
Management fees	1,819	1,822	6,129	5,714
Revenue	1,819	1,822	6,129	5,714
Operating costs and expenses	(4,606)	(4,649)	(13,385)	(14,027)
Net margins	(2,787)	(2,827)	(7,256)	(8,313)
Total net margins	54,839	56,783	162,618	154,748
General and administrative	(7,366)	(7,337)	(23,486)	(22,518)
Insurance	(1,694)	(1,797)	(5,125)	(5,153)
Deferred compensation	(643)	(876)	(3,165)	(3,275)
Depreciation and amortization	(17,872)	(17,639)	(53,386)	(53,161)
Earnings from unconsolidated affiliates	4,428	3,408	11,552	8,049
Operating income	31,692	32,542	89,008	78,690
Other expenses (interest and deferred debt issuance costs)	(51,109)	(14,909)	(90,393)	(55,000)
Net earnings (loss)	$(19,417)	$17,633	$(1,385)	$23,690

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$22,083	$2,779	$5,883	$3,759	$18,158	$26,474	$1,819	$80,955
Product sales	—	—	—	—	—	109,732	—	109,732
Total revenue	$22,083	$2,779	$5,883	$3,759	$18,158	$136,206	$1,819	$190,687
Capital expenditures	$4,473	$52	$793	$212	$4,128	$4,798	$354	$14,810
Identifiable assets	$144,520	$13,562	$104,870	$41,192	$221,580	$434,427	$9,335	$969,486
Cash and cash equivalents								10,607
Investments in unconsolidated affiliates								324,412
Unrealized gain on interest rate swap agreements								1,366
Other								18,879
Total assets								$1,324,750

	Three months ended September 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,892	$2,579	$6,313	$3,586	$16,263	$25,730	$1,822	$78,185
Product sales	—	—	—	—	—	114,217	—	114,217
Total revenue	$21,892	$2,579	$6,313	$3,586	$16,263	$139,947	$1,822	$192,402
Capital expenditures	$2,861	$12	$899	$480	$4,066	$6,373	$504	$15,195

	Nine months ended September 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$66,228	$8,465	$18,234	$11,058	$55,868	$76,418	$6,129	$242,400
Product sales	—	—	—	—	—	290,568	—	290,568
Total revenue	$66,228	$8,465	$18,234	$11,058	$55,868	$366,986	$6,129	$532,968
Capital expenditures	$11,711	$214	$2,635	$1,021	$9,931	$17,843	$1,145	$44,500

	Nine months ended September 30, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$65,267	$8,250	$19,001	$10,747	$50,681	$72,416	$5,714	$232,076
Product sales	—	—	—	—	—	247,911	—	247,911
Total revenue	$65,267	$8,250	$19,001	$10,747	$50,681	$320,327	$5,714	$479,987
Capital expenditures	$7,194	$70	$2,588	$2,297	$11,852	$14,748	$1,090	$39,839

(17) SUBSEQUENT EVENT

On October 28, 2024, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into an amendment to its existing Credit Agreement (See Note 11 of Notes to consolidated financial statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of and for the three and nine months ended September 30, 2024. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended
	September 30,
	2024	2023
Terminaling services fees	$77,498	$74,585
Management fees	3,457	3,600
Terminal revenue	$80,955	$78,185

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended
	September 30,
	2024	2023
Gulf Coast terminals	$22,083	$21,892
Midwest terminals	2,779	2,579
Brownsville terminals	5,883	6,313
River terminals	3,759	3,586
Southeast terminals	18,158	16,263
West Coast terminals	26,474	25,730
Central services	1,819	1,822
Terminal revenue	$80,955	$78,185

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended
	September 30,
	2024	2023
Gulf Coast terminals	$22,063	$21,876
Midwest terminals	2,779	2,579
Brownsville terminals	4,513	4,805
River terminals	3,759	3,586
Southeast terminals	17,910	16,019
West Coast terminals	26,474	25,720
Central services	—	—
Terminaling services fees	$77,498	$74,585

The increase in terminaling services fees at our Southeast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2023, contracting available capacity and contract escalations.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the third quarter of 2024, increased ancillary fees and contract escalations.

Included in terminaling services fees for both of the three months ended September 30, 2024 and 2023, are fees charged to affiliates of approximately $0.4 million.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended
	September 30,
	2024	2023
Firm commitments	$61,085	$57,006
Ancillary	16,413	17,579
Terminaling services fees	$77,498	$74,585

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2024 are as follows (in thousands):

Less than 1 year remaining	$12,165	20%
1 year or more, but less than 3 years remaining	43,356	71%
3 years or more, but less than 5 years remaining	3,372	5%
5 years or more remaining	2,192	4%
Total firm commitments for the three months ended September 30, 2024	$61,085

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended
	September 30,
	2024	2023
Gulf Coast terminals	$20	$16
Midwest terminals	—	—
Brownsville terminals	1,370	1,508
River terminals	—	—
Southeast terminals	248	244
West Coast terminals	—	10
Central services	1,819	1,822
Management fees	$3,457	$3,600

Included in management fees for the three months ended September 30, 2024 and 2023, are fees charged to affiliates of approximately $3.2 million and $3.3 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Three months ended
	September 30,
	2024	2023
Product sales	$109,732	$114,217
Cost of product sales	(102,377)	(105,784)
Product sales, gross margin	$7,355	$8,433

The decrease in product sales, cost of product sales and gross margin for the three months ended September 30, 2024, is primarily a result of decreased product prices.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended
	September 30,
	2024	2023
Wages and employee benefits	$14,846	$14,562
Utilities and communication charges	3,310	2,971
Repairs and maintenance	3,100	2,673
Property taxes and rentals	5,181	4,939
Vehicles and fuel costs	365	337
Environmental compliance costs	1,364	1,118
Additive detergent costs	1,141	1,173
Contract services	716	934
Other	3,448	1,128
Operating costs and expenses	$33,471	$29,835

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended
	September 30,
	2024	2023
Gulf Coast terminals	$6,207	$5,657
Midwest terminals	474	450
Brownsville terminals	3,212	2,504
River terminals	1,624	1,656
Southeast terminals	7,400	6,523
West Coast terminals	9,948	8,396
Central services	4,606	4,649
Operating costs and expenses	$33,471	$29,835

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.4 million and $7.3 million for the three months ended September 30, 2024 and 2023, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended September 30, 2024 and 2023, the expense associated with insurance was approximately $1.7 million and $1.8 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.6 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, depreciation and amortization expense was approximately $17.9 million and $17.6 million, respectively.

For the three months ended September 30, 2024 and 2023, interest expense was approximately $49.9 million and $13.9 million, respectively. Interest expense for the three months ended September 30, 2024 and 2023 is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately ($24.1) million and $11.3 million, respectively.

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

Earnings from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	September 30,
	2024	2023
BOSTCO	$1,047	$591
Olympic Pipeline Company	2,303	2,028
SeaPort Midstream	1,033	700
Frontera	45	89
Total earnings from investments in unconsolidated affiliates	$4,428	$3,408

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	September 30,
	2024	2023
BOSTCO	$1,769	$2,690
Olympic Pipeline Company	—	714
SeaPort Midstream	—	—
Frontera	105	167
Cash distributions received from unconsolidated affiliates	$1,874	$3,571

The decrease in cash distributions received from our investment in Olympic Pipeline Company for the three months ended September 30, 2024, is primarily attributable to cash held at Olympic Pipeline Company to fund a remediation project in 2024. We expect to recoup distributions held from our investment in Olympic Pipeline Company when Olympic Pipeline Company receives reimbursement from their insurance company for the remediation project.

RESULTS OF OPERATIONS— NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Nine months ended
	September 30,
	2024	2023
Terminaling services fees	$230,961	$220,887
Management fees	11,439	11,189
Terminal revenue	$242,400	$232,076

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Nine months ended
	September 30,
	2024	2023
Gulf Coast terminals	$66,228	$65,267
Midwest terminals	8,465	8,250
Brownsville terminals	18,234	19,001
River terminals	11,058	10,747
Southeast terminals	55,868	50,681
West Coast terminals	76,418	72,416
Central services	6,129	5,714
Terminal revenue	$242,400	$232,076

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended
	September 30,
	2024	2023
Gulf Coast terminals	$66,165	$65,218
Midwest terminals	8,465	8,250
Brownsville terminals	13,687	14,418
River terminals	11,058	10,747
Southeast terminals	55,174	49,870
West Coast terminals	76,412	72,384
Central services	—	—
Terminaling services fees	$230,961	$220,887

The increase in terminaling services fees at our Southeast terminals is primarily a result of placing growth projects into service during the fourth quarter of 2023, contracting available capacity and contract escalations.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the second and third quarters of 2024, increased ancillary fees and contract escalations.

Included in terminaling services fees for the nine months ended September 30, 2024 and 2023, are fees charged to affiliates of approximately $1.2 million and $1.5 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended
	September 30,
	2024	2023
Firm commitments	$179,377	$170,500
Ancillary	51,584	50,387
Terminaling services fees	$230,961	$220,887

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended
	September 30,
	2024	2023
Gulf Coast terminals	$63	$49
Midwest terminals	—	—
Brownsville terminals	4,547	4,583
River terminals	—	—
Southeast terminals	694	811
West Coast terminals	6	32
Central services	6,129	5,714
Management fees	$11,439	$11,189

Included in management fees for the nine months ended September 30, 2024 and 2023, are fees charged to affiliates of approximately $10.7 million and $10.3 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
Product sales	$290,568	$247,911
Cost of product sales	(271,850)	(233,753)
Product sales, gross margin	$18,718	$14,158

The increase in product sales, cost of product sales and gross margin for the nine months ended September 30, 2024, is primarily a result of increased product sales volumes.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Nine months ended
	September 30,
	2024	2023
Wages and employee benefits	$45,233	$43,132
Utilities and communication charges	10,212	11,237
Repairs and maintenance	9,426	8,199
Property taxes and rentals	15,280	14,678
Vehicles and fuel costs	1,152	1,085
Environmental compliance costs	3,932	3,214
Additive detergent costs	2,986	3,251
Contract services	2,268	2,490
Other	8,011	4,200
Operating costs and expenses	$98,500	$91,486

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Nine months ended
	September 30,
	2024	2023
Gulf Coast terminals	$18,849	$17,214
Midwest terminals	1,363	1,408
Brownsville terminals	8,733	7,532
River terminals	5,122	5,137
Southeast terminals	21,330	18,703
West Coast terminals	29,718	27,465
Central services	13,385	14,027
Operating costs and expenses	$98,500	$91,486

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $23.5 million and $22.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2024 and 2023, the expense associated with insurance was approximately $5.1 million and $5.2 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $3.2 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023, depreciation and amortization expense was approximately $53.4 million and $53.2 million, respectively.

For the nine months ended September 30, 2024 and 2023, interest expense was approximately $87.0 million and $51.9 million, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately ($11.7) million and $21.0 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
BOSTCO	$3,812	$2,386
Olympic Pipeline Company	5,426	3,311
SeaPort Midstream	2,539	2,135
Frontera	(225)	217
Total earnings from investments in unconsolidated affiliates	$11,552	$8,049

The increase in earnings from our investment in BOSTCO for the nine months ended September 30, 2024, is primarily attributable to increased ancillary revenue.

The increase in earnings from our investment in Olympic Pipeline Company for the nine months ended September 30, 2024, is primarily attributable to tariff rate increases in both July 2023 and 2024.

Additional capital investments in unconsolidated affiliates for the funding of growth projects was as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
BOSTCO	$—	$—
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	500
Additional capital investments in unconsolidated affiliates	$—	$500

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
BOSTCO	$6,997	$9,070
Olympic Pipeline Company	—	1,434
SeaPort Midstream	—	—
Frontera	253	237
Cash distributions received from unconsolidated affiliates	$7,250	$10,741

The decrease in cash distributions received from our investment in BOSTCO for the nine months ended September 30, 2024, is primarily attributable to more spend on repairs and maintenance in 2024.

The decrease in cash distributions received from our investment in Olympic Pipeline Company for the nine months ended September 30, 2024, is primarily attributable to cash held at Olympic Pipeline Company to fund a remediation project in 2024. We expect to recoup distributions held from our investment in Olympic Pipeline Company when Olympic Pipeline Company receives reimbursement from their insurance company for the remediation project.

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
Net cash provided by operating activities	$73,070	$52,980
Net cash used in investing activities	$(53,500)	$(39,221)
Net cash used in financing activities	$(16,515)	$(17,029)

The approximately $20.1 million increase in net cash provided by operating activities is primarily attributable to increased terminaling revenue in the Southeast and West Coast, increased product sales gross margin and the timing of working capital requirements.

The approximately $14.3 million increase in net cash used in investing activities is primarily related to an approximately $9.0 million member loan to Olympic Pipeline Company to fund an Olympic Pipeline Company remediation project and an approximately $4.7 million increase in maintenance capital spend.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2025. At September 30, 2024, the remaining expenditures to complete the approved projects are estimated to be approximately $20.0 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

The approximately $0.5 million decrease in net cash used in financing activities is primarily related to an approximately $23.8 million decrease in distributions to TLP Finance Holdings, LLC for debt service in 2024 versus 2023; primarily offset by an approximately $19.8 million decrease in borrowings under the Credit Agreement. As discussed below, on April 15, 2024, the Company entered into an amendment to the Credit Agreement for a new tranche of senior secured term loans in an aggregate principal amount of $150 million. Proceeds from the $150 million senior secured term loans were used for the repayment of approximately $110.4 million of borrowings under our revolving credit facility, funding of distributions to TLP Finance Holdings, LLC for debt service of approximately $36.7 million and approximately $2.9 million of debt issuance costs.

Credit agreement. On November 17, 2021, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement for a $1 billion senior secured term loan and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. On April 15, 2024, we entered into an amendment to the Credit Agreement for a new tranche of senior secured term loans in an aggregate principal amount of $150 million. The other terms and conditions of the Credit Agreement remain unchanged. The senior secured term loans will mature on November 17, 2028 and the revolving credit facility will terminate (a) on November 14, 2025 in the event the 6.125% senior notes due in 2026 are not refinanced on or prior to such date or (b) in the event the senior notes have been refinanced on or prior to November 14, 2025, the earlier of (i) the new maturity date of the refinanced senior notes and (ii) November 17, 2026. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

On October 28, 2024, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into an amendment to its existing Credit Agreement, which provides for, among other things, (i) the reduction of the applicable margin of the term loans under the credit facility (the “Repricing”) and (ii) the removal of the credit spread adjustment from the Term SOFR applicable to the loans under the credit facility. After giving effect to the Repricing and the removal of the credit spread adjustment, term loans under the credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%. The other terms and conditions of the credit facility, as amended by the amendment, remain unchanged. We incurred approximately $0.7 million of debt issuance costs related to this amendment.

We may elect to have loans under the Credit Agreement bear interest, at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum through October 27, 2024. The amended rates apply thereafter. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

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

					Twelve
	Three months ended				months ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2023	2024	2024	2024	2024
Financial performance covenant tests:
Net earnings (loss)	$(20,744)	$14,583	$3,449	$(19,417)	$(22,129)
Interest expense	48,168	13,040	24,045	49,865	135,118
Deferred debt issuance costs	1,031	1,041	1,158	1,244	4,474
State franchise taxes (income taxes)	535	484	544	625	2,188
Depreciation and amortization	17,715	17,662	17,852	17,872	71,101
Deferred compensation	997	1,875	647	643	4,162
Severance payments	512	175	266	60	1,013
Proportionate share of unconsolidated affiliates' depreciation and amortization	5,298	4,808	4,675	4,253	19,034
Consolidated EBITDA	$53,512	$53,668	$52,636	$55,145	$214,961
Proforma completed growth project credit (1)					7,127
Consolidated EBITDA for the leverage ratio (2)	$53,512	$53,668	$52,636	$55,145	$222,088
Maintenance capital	(13,074)	(5,855)	(7,823)	(10,563)	(37,315)
Total for the debt service coverage ratio	$40,438	$47,813	$44,813	$44,582	$184,773
Debt service:
Interest expense	$48,168	$13,040	$24,045	$49,865	$135,118
Unrealized gain (loss) on interest rate swap agreements	(23,901)	11,247	1,178	(24,086)	(35,562)
Scheduled principal payments	2,500	2,500	2,884	2,883	10,767
Total	$26,767	$26,787	$28,107	$28,662	$110,323

Credit Agreement debt service coverage ratio (>1.1x)					1.67

Consolidated senior secured net leverage ratio test:
Senior secured term loans outstanding					$1,121,733
Revolving credit facility outstanding					14,000
Less cash and cash equivalents					(10,607)
Senior secured debt					$1,125,126

Consolidated senior secured net leverage ratio (<6.75x)					5.07
(1)	Represents incremental annualized EBITDA for completed growth projects that have come online revenue in the last four quarters.
(2)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum through October 27, 2024. On October 28, 2024, the Company entered into an amendment to its existing Credit Agreement, which provides for, among other things, (i) the reduction of the applicable margin of the term loans under the credit facility (the “Repricing”) and (ii) the removal of the credit spread adjustment from the Term SOFR applicable to the loans under the credit facility. After giving effect to the Repricing and the removal of the credit spread adjustment, term loans under the credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%. The other terms and conditions of the credit facility, as amended by the amendment, remain unchanged. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2024, $780 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements, the majority of which expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based the one-month Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At September 30, 2024, we had outstanding borrowings of $1,135.7 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment No. 3 to the Credit Agreement, dated as of October 28, 2024, by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by TransMontaigne Partners LLC with the SEC on October 30, 2024).

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 13, 2024	TransMontaigne Partners LLC

	By:	/s/ Randal T. Maffett Randal T. Maffett Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer