Form 10-K
period 2024-12-31
TransMontaigne Partners LLC
filed 2025-03-27
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024
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

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2024 was $nil.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, among other things:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	continued access to capital financing;
●	fluctuations in the price of the products that we purchase and sell;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions, including inflation, changes in United States administrative policy or international trade relations, including the imposition of tariffs;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	large customer defaults;
●	rising interest rates;
●	our joint ventures, over which we do not maintain full control;
●	operating hazards, global health epidemics, natural disasters, weather-related events, cyber-security breaches, IT system outages, global or regional conflicts, terrorist attacks, casualty losses and other matters beyond our control;
●	changes in consumer demand for refined products and renewable fuels;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	our ability to attract and retain qualified personnel across all areas of our business;
●	conflicts of interest that may arise between ArcLight and its affiliates and subsidiaries and us;
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
●	public health crises, epidemics and pandemics.

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

We are 100% owned by TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of ArcLight. We are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in our outstanding 8.500% senior unsecured notes due in 2030.

Recent Developments

Terminal Facilities Sale Agreements. On January 22, 2025, the Company announced that it had entered into separate agreements for the sale of our terminal facilities on Fisher Island Miami, Florida and in Fairfax, Virginia. Proceeds from the terminal sales will be used for repayment of certain term debt obligations.

The Fisher Island terminal has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur on or about June 20, 2025, subject to customary closing conditions. Following the closing, we will lease the terminal from the buyer to allow us to continue servicing our current customer agreements through approximately May 2027.

The Fairfax terminal has active capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The purchase price is approximately $30.8 million. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. The closing is subject to customary closing conditions.

Credit Agreement Amendment. On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement (taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 4, remain unchanged.

Senior Notes. On February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030 at an issue price of 100% in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. The senior unsecured notes are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries that guarantee our credit facility. We used the net proceeds from the senior unsecured notes offering to redeem all of our 6.125% senior notes due in 2026, repay indebtedness under our revolving credit facility, make a distribution to TLP Finance Holdings, LLC to repay TLP Finance Holdings, LLC’s term loan due in 2025 and to pay fees and expenses in connection with the transactions, with the remainder to be used for general corporate purposes.

Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in BOSTCO, Olympic Pipeline Company, SeaPort Midstream and Frontera (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2024 are as follows:

Active storage
capacity (1)
(shell bbls)
Our Terminals by Region:
Gulf Coast Terminals:
Port Everglades North (Fort Lauderdale), FL	2,487,000
Port Everglades South (Fort Lauderdale), FL (2)	376,000
Jacksonville, FL	271,000
Cape Canaveral, FL	724,000
Port Manatee, FL	1,303,000
Pensacola, FL	270,000
Fisher Island (Miami), FL	673,000
Tampa, FL	760,000
Gulf Coast Total	6,864,000
Midwest Terminals:
Rogers, AR and Mount Vernon, MO (aggregate amounts)	419,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,582,000
Brownsville Terminal	1,632,000
River Terminals:
Evansville, IN	245,000
New Albany, IN	201,000
Greater Cincinnati, KY	199,000
Henderson, KY	170,000
Louisville, KY	183,000
Owensboro, KY	154,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS	369,000
Cape Girardeau, MO	140,000
East Liverpool, OH	228,000
River Total	2,211,000

Active storage
capacity (1)
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	368,000
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins terminal)	6,280,000
Collins, MS (Collins rack)	200,000
Doraville, GA	438,000
Fairfax, VA	508,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Norfolk, VA	1,336,000
Richmond, VA	436,000
Rome, GA	152,000
Selma, NC	673,000
Spartanburg, SC	166,000
Southeast Total	12,478,000
West Coast Terminals:
Martinez, CA	5,034,000
Richmond, CA	688,000
Tacoma, WA	1,486,000
West Coast Total	7,208,000
Our Joint Ventures Terminals:
BOSTCO Joint Venture Terminal (3)	7,080,000
Olympic Pipeline Company Joint Venture Terminal (4)	510,000
SeaPort Midstream Joint Venture Terminal (5)	1,251,000
Frontera Joint Venture Terminal (6)	1,655,000
TOTAL CAPACITY	42,471,000
(1)	Active storage capacity includes terminals which do not need capital investment to contract available storage capacity.
(2)	Reflects our ownership interest net of a major oil company’s ownership interest in certain tank capacity.
(3)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5% Class A ownership interest.
(4)	Reflects the total active storage capacity of Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), of which we have a 30% ownership interest.
(5)	Reflects the total active storage capacity of SeaPort Midstream Partners, LLC (“SeaPort Midstream”), of which we have a 51% ownership interest.
(6)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.

Gulf Coast Operations. Our Gulf Coast terminals consist of eight active product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami, Tampa and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined and renewable products on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Gulf Coast terminals receive products from vessels on behalf of our customers. In addition, our Gulf Coast terminals, other than Fisher Island, also receive product by truck and our Jacksonville terminal also receives asphalt by rail. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

Midwest Terminals. In Missouri and Arkansas, we own the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Effective January 1, 2021, a third party leases the capacity, and assumed operatorship, of the Razorback pipeline and terminals. Our Rogers facility is the only products terminal located in Northwest Arkansas.

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

River Operations. Our River terminals are composed of 10 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.2 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle renewable fuels, renewable fuel feedstocks, gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels, barges and trucks on behalf of our customers and distribute products primarily to trucks and barges.

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

Investment in Olympic Pipeline Company. On November 17, 2021, we acquired a 30% ownership interest in the Olympic Pipeline Company joint venture, which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington with approximately 0.5 million barrels of aggregate active storage capacity. The Olympic Pipeline is a 400-mile FERC regulated pipeline that serves as the primary refined product distribution pipeline in the Pacific Northwest. ARCO Midcon LLC, an affiliate of BP, owns the remaining 70% interest and operates both the Olympic Pipeline and the Bayview terminal. BP is responsible for managing Olympic Pipeline Company’s day-to-day operations. Our investment in Olympic Pipeline Company entitles us to appoint one member, out of two, to the Management Committee of Olympic Pipeline Company, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, Olympic Pipeline Company’s business. Our 30% ownership interest does not allow us to control Olympic Pipeline Company but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Olympic Pipeline Company under the equity method of accounting.

Investment in SeaPort Midstream. On November 17, 2021, we acquired a 51% ownership interest in the SeaPort Midstream joint venture, which owns two terminals in Seattle, Washington and Portland, Oregon with approximately 1.3 million barrels of aggregate active storage capacity. Each terminal is connected to the Olympic Pipeline and has multimodal connectivity, including rail, barge, tanker and truck. BP Mariner Holding Company LLC owns the remaining 49% interest in SeaPort Midstream. We operate SeaPort Midstream assets under an operating and administrative agreement between us and SeaPort Midstream. Our investment in SeaPort Midstream entitles us to appoint two, out of four, of the members to the Board of Managers, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, SeaPort Midstream’s business. Our ownership interest does not allow us to control SeaPort Midstream but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in SeaPort Midstream under the equity method of accounting.

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera joint venture, in exchange for a cash payment and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state owned petroleum company, acquired the remaining 50% ownership interest in Frontera. We operate Frontera under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

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

Significant Customer Relationships

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships. Our top 10 customers made up approximately 70% of the total revenue for the year ended December 31, 2024.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via optical fiber, wireless and wide area network communication systems from a central control room located in Roswell, Georgia. We can also monitor activity at our terminals from this control room or other areas within the Roswell, Georgia office.

The control center operates with Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor operational data, including product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors and valves associated with the delivery and receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur and provide for remote-controlled shutdown of pumping operations. Pump stations and meter-measurement points on the pipeline are linked by high-speed communication systems for remote monitoring and control. In addition, our Collins terminal contains full back-up/redundant disaster recovery systems covering all of our SCADA systems.

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

Regulation. We are subject to regulation by the Department of Transportation Office of Pipeline and Hazardous Materials Safety Administration, or PHMSA, including the Pipeline Inspection, Protection, Enforcement and Safety Acts of 2002, 2006, 2011, 2016 and 2020, or PIPES and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of the pipeline facilities we operate or own. PIPES covers petroleum and petroleum products pipelines and requires any entity that owns or operates such pipeline facilities to comply with certain regulations, to permit access to and copying of records, and to submit certain reports and provide information as required by the Secretary of Transportation. We believe that we are in material compliance with PIPES and the regulations promulgated thereunder.

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

We also are subject to PHMSA regulations applicable to High Consequence Areas, or HCAs, for Category 2 pipeline systems (companies operating less than 500 miles of jurisdictional pipeline). These regulations specify how to assess, evaluate, repair and validate the integrity of pipeline segments that could impact populated areas, areas unusually sensitive to environmental damage and commercially navigable waterways, in the event of a release. The pipelines we own or manage are subject to these requirements. The regulations require an integrity management program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of pipeline segments in HCAs. The program requires periodic review of pipeline segments in HCAs to ensure adequate preventative and mitigating measures exist. Through this program, we evaluate a range of threats to each pipeline segment’s integrity by analyzing available information about the pipeline segment and consequences of a failure in an HCA. The regulations require prompt action to address integrity issues raised by the assessment and analysis. We have completed baseline assessments for all segments and believe that we are in material compliance with these PHMSA regulations. In October 2019, PHMSA submitted three major rules to the Federal Register, including rules focused on the safety of hazardous liquid pipelines and enhanced emergency order procedures. The safety of hazardous liquid pipelines rule extended leak detection requirements to all non-gathering hazardous liquid pipelines and requires operators to inspect affected pipelines following extreme weather events or natural disasters to address any resulting damage. This rule took effect on July 1, 2020. The enhanced emergency procedures rule focuses on increased emergency safety measures. In particular, this rule increases the authority of PHMSA to issue an emergency order that addresses unsafe conditions or hazards that pose an imminent threat to pipeline safety. This rule took effect on December 2, 2019. We believe that we are in material compliance with these PHMSA rules.

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

We also are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard, the United States Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations. Certain parts of this information must be reported to employees, state and local governmental authorities and local citizens upon request. We believe that we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.

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

Congress and numerous states are currently considering additional proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future legislation that may be enacted to address greenhouse gas emissions would impact our operations. We believe we are in material compliance with existing federal and state greenhouse gas reporting regulations. Although future laws and regulations could result in increased compliance costs or additional operating restrictions, they are not expected to have a material adverse effect on our business, financial position, results of operations and cash flows.

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

In connection with our acquisition of the Florida, Midwest, Brownsville, Texas, River and Southeast terminals and facilities, a third party contractually agreed to and has indemnified us against certain potential environmental claims, losses and expenses. Based on our current knowledge, we expect that the active remediation projects subject to the benefit of this indemnification obligation are winding down and will not involve material additional claims, losses, and expenses.

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

Climate Change. The concern over climate change continues to attract considerable attention in the United States and around the globe. As a result, numerous proposals have been advanced and are likely to continue to be initiated at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases or GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, vehicle efficiency standards, electric vehicle mandates, and regulations that directly limit GHG emissions from certain sources. These proposals and future legislation could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn reduce demand for our customer’s products, and our services, and adversely affect our business and results of operations.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The United States withdrew from the Paris Agreement in 2017 during the first Trump administration. Although the United States rejoined the Paris Agreement in 2021, in January 2025, President Trump issued an executive order, upon taking office for his second term, initiating the process for withdrawing the United States from the Paris Agreement. President Trump also issued a series of executive orders signaling a potential shift in environmental and energy policy in the United States, including an executive order revoking nearly 80 executive orders issued by President Biden, including those addressing public health and the environment, the climate crisis, and climate-related financial risks.

In November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies in an effort to accelerate the transition away from fossil fuels. In August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. Certain of these initiatives are subject to ongoing litigation, and the impacts of each of these laws and orders, and the terms of any legislation or regulation to implement the United States commitment under the Paris Agreement, remain unclear at this time. In November 2024, the EPA issued a final rule to implement the methane emissions reduction program outlined in the Inflation Reduction Act of 2022 by imposing a “waste emissions charge” on certain petroleum and natural gas sources that are already required to report their emissions under the EPA’s Greenhouse Gas Reporting Program. It is possible the second Trump administration may shift the United States’ energy policy and priorities, including the appropriation and disbursement of federal funds under the bipartisan infrastructure law and the Inflation Reduction Act of 2022. However, changes to United States climate change strategy under the second Trump administration remain subject to the ultimate passage of legislation and action of federal and state regulatory agencies; therefore, the impact to our industry and our current and future operations due to climate change and greenhouse gas regulation is unknown at this time.

On October 7, 2023, California signed into law two climate disclosure bills that will impose reporting obligations on companies doing business in California—SB 253, the Climate Corporate Data Accountability Act and SB 261, Greenhouse Gases: Climate-Related Financial Risk. On March 6, 2024, the Securities and Exchange Commission issued a final rule that will enhance and standardize climate-related disclosures for investors. The rule is currently stayed pending resolution of various legal challenges. We are still evaluating the impact of the final rule on the Company; however, such rules at the federal and state level could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations.

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

Tariff Regulation. The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the United States/Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, when our customer obtains all the necessary approvals from the Mexican government, and have previously filed revised tariffs with the FERC to support such activities. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG). In January 2022, in response to rising inflation and a rehearing proceeding, the FERC set the new index at PPI-FG minus 0.21% for the five-year period extending through June 2026, and ordered pipelines to recalculate their rate ceiling levels effective March 1, 2022 (the “Rehearing Order”). FERC’s Rehearing Order was challenged and, in July 2024, vacated by the D.C. Circuit, which ruled that FERC violated federal law by modifying the index without following prescribed notice and comment procedures. As a result, the D.C. Circuit vacated the Rehearing Order and, in September 2024, FERC reinstated the index that existed prior to the Rehearing Order (which FERC set at PPI-FG plus 0.78% in December 2020). In September 2024, FERC also directed oil and liquids pipelines to use revised index multipliers to recompute their index ceiling levels, setting the revised index multiplier for the time period from July 1, 2024 to June 30, 2025, at 1.022547 (effectively allowing oil and liquids pipelines to increase their index ceiling levels by approximately 2.25%). Subsequently, in October 2024, FERC issued a Supplemental Notice of Proposed Rulemaking that proposes to reduce the currently effective index by 1%, effectively opening the way to reimplementation through a notice-and-comment rulemaking of the same rulings that FERC could not make through the Rehearing Order. The outcome of the rulemaking is uncertain at this time. In the alternative, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements (that is, negotiated rates agreements) between shippers and the oil pipeline company.

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

We monitor or require the monitoring of the structural integrity of all of our PHMSA, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the “Pinebelt pipeline,” that connects our Collins and Purvis, Mississippi bulk storage terminal facilities; approximately 5 miles of various diameter petroleum pipeline in and around Martinez, California; approximately 3 miles of pipeline connected to our Tacoma, Washington terminal; and the Diamondback pipeline consisting of two approximately 16-mile pipelines. The maintenance of structural integrity includes a program of integrity management by us or required by us that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines. PHMSA requires internal inspections or other integrity testing of all PHMSA-regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage meet or exceed all PHMSA inspection requirements for pipelines located in the United States.

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

Human Capital Management

Employees. Our executive officers are employed by TransMontaigne Management Company, LLC (“TMC”), a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. All other employees who provide services to the Company are employed by our subsidiary, TLP Management Services L.L.C. (“TMS”). TMS provides certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. As of February 28 2025, we had approximately 547 employees.

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

Finally, we are committed to recruiting the most qualified, talented, and diverse people. We strive to create a diverse, equitable, and inclusive workplace where a wide range of perspectives and experiences are represented, valued, and empowered to thrive. Over one-third of our workforce is represented by minority populations, while nearly one-third of our senior management team consists of women. While our current workforce reflects a broad range of backgrounds and experiences, we continue to focus our recruiting on building an even more diverse workforce.

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

We expect to derive a substantial majority of our revenue from several significant customers for the foreseeable future. A significant customer in our Southeast Terminals provided notice of intent to terminate their terminaling services agreement when it expires in the second quarter of 2026. If our customers choose not to renew existing contracts or we are unable to timely re-contract our available capacity at favorable rates, then our revenue and cash flow would decline. Events that adversely affect the business operations of any one or more of our significant customers may adversely affect our financial condition or results of operations. Therefore, we are indirectly subject to the business risks of our significant customers, many of which are similar to the business risks we face. For example, a material decline in refined petroleum product supplies available to our customers, a material decline in the demand for the products that our customers market and distribute, or a significant decrease in our customers’ ability to negotiate marketing contracts on favorable terms, could result in a material decline in the use of our tank capacity or throughput of product at our terminal facilities, which would likely cause our revenue and results of operations to decline. In addition, if any of our significant customers were unable to meet their contractual commitments to us for any reason, then our revenue and cash flow would decline.

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

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $150 million. At December 31, 2024, our outstanding borrowings under the revolving credit facility were $17 million. At December 31, 2024, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $20 million. We expect to fund our future investments and expansion capital expenditures with cash flows from operations and borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

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

As of December 31, 2024, we had total long-term debt of $1.4 billion and we had an unused borrowing base availability of $133 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

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

Restrictive covenants in our senior secured term loans and revolving credit facility, the indenture governing our senior notes and future debt instruments may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our senior secured term loans and revolving credit facility and the indenture governing our senior notes contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our ability to, among other things:

●	incur or guarantee additional debt;
●	make distributions under certain circumstances;
●	make certain investments and acquisitions;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	merge or consolidate with another company or undergo a change in control; and
●	transfer, sell or otherwise dispose of assets.

Our senior secured term loans and revolving credit facility also contain covenants requiring us to maintain certain financial ratios and tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that that we will meet any such ratios and tests.

The provisions of our senior secured term loans and revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our security-holders could experience a partial or total loss of their investment. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face.

Subject to the restrictions in the instruments governing our outstanding indebtedness, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2024, we had additional borrowing capacity of $133 million under our revolving credit facility, all of which would be secured if borrowed.

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

With respect to our joint ventures, we share ownership with partners that may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

The construction of additions or modifications to our existing terminal and transportation facilities, and the construction of new terminals and pipelines, involves numerous regulatory, environmental, political, legal, community and operational uncertainties beyond our control and requires the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule or at all and may exceed the budgeted cost. If we experience material cost overruns, we would have to finance these overruns using cash from operations, delaying other planned projects, incurring additional indebtedness or obtaining additional equity. Any or all of these methods may not be available when needed or may adversely affect our future results of operations and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we construct additional storage capacity, the construction may occur over an extended period of time, and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct additional storage capacity to capture anticipated future growth in consumption of products in a market in which such growth does not materialize.

Continued inflationary pressures could negatively impact our financial condition and results of operations.

The operation of our assets and the execution of expansion projects require significant expenditures for materials, property, equipment, labor and services. The continued high inflationary pressures that began during the economic recovery following the COVID-19 pandemic could result in higher operating expenses and project costs for us, as well as higher interest rates, and we may not be able to pass these increased costs on to our customers in the form of higher fees for our services. Changes in price levels that lead to decreases in our revenue or increases in the prices we pay to operate, maintain and expand our assets could adversely affect our business.

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

Changes in United States administrative policy, including the imposition of or increases in tariffs on construction materials used in our expansion and maintenance projects, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.

We own and operate terminals and pipelines that may require significant amounts of steel and other construction materials to complete our expansion and maintenance projects and rely on our ability to obtain such materials in a cost effective manner to maintain our net margins. Any imposition of or increase in tariffs on steel and other construction materials could increase our expansion and maintenance project costs, which may adversely impact our return on our expansion projects or cost to operate and maintain our terminals and pipelines. The Trump administration recently began to implement new tariffs and to increase existing tariffs on steel and other construction materials. The ultimate outcome and impact of these tariff changes remain unknown at this time. Additionally, changes in United States and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty and increased inflationary pressures. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in United States or international trade policies could adversely impact our supply chain and increase costs and could have an adverse effect on our business and results of operations. Moreover, inflationary pressures that follow from these tariffs, trade tensions or changes in trade policies may increase our operating costs and have an adverse impact on our business and results of operations.

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

We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial condition. In accordance with typical industry practice, we do not have any property or title insurance on the Razorback and Diamondback pipelines.

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

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued war in Ukraine, the Israel-Hamas war or other global hostilities or sustained military campaigns may adversely impact our cash flows.

The long-term impact of terrorist attacks and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is impossible to predict. Increased security measures that we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding the Ukraine and Israel-Hamas wars or other global hostilities or sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The United States withdrew from the Paris Agreement in 2017 during the first Trump administration. Although the United States rejoined the Paris Agreement in 2021, in January 2025, President Trump issued an executive order, upon taking office for his second term, initiating the process for withdrawing the United States from the Paris Agreement. President Trump also issued a series of executive orders signaling a potential shift in environmental and energy policy in the United States, including an executive order revoking nearly 80 executive orders issued by President Biden, including those addressing public health and the environment, the climate crisis, and climate-related financial risks.

In November 2021, the United States enacted a nearly $1 trillion bipartisan infrastructure law, which provided significant funding for electric vehicles and clean energy technologies, and in August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. In November 2024, the United States Environmental Protection Agency ("EPA") issued a final rule to implement the methane emissions reduction program outlined in the Inflation Reduction Act of 2022 by imposing a “waste emissions charge” on certain petroleum and natural gas sources that are already required to report their emissions under the EPA’s Greenhouse Gas Reporting Program. It is possible the second Trump administration may shift the United States' energy policy and priorities, including the appropriation and disbursement of federal funds under the bipartisan infrastructure law and the Inflation Reduction Act of 2022.

On October 7, 2023, California signed into law two climate disclosure bills that will impose reporting obligations on companies doing business in California—SB 253, the Climate Corporate Data Accountability Act and SB 261, Greenhouse Gases: Climate-Related Financial Risk. On March 6, 2024, the Securities and Exchange Commission issued a final rule that will enhance and standardize climate-related disclosures for investors. The rule is currently stayed pending resolution of various legal challenges. We are still evaluating the impact of the final rule on the Company; however, such rules at the federal and state level could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations. Certain of these initiatives are subject to ongoing litigation, and the impacts of these laws and orders remain unclear at this time.

These climate-related regulatory initiatives could drive down demand for the refined petroleum products and other hydrocarbon products we transport, store or otherwise handle in connection with our business by stimulating demand for alternative forms of energy that do not rely on the combustion of fossil fuels. Such decreased demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We could be adversely affected if we were to lose or have difficulty attracting and retaining qualified personnel.

Our continued success depends on our ability to attract and retain qualified personnel across all areas of our business, including terminal operator personnel. We compete with other businesses in our industry and elsewhere with respect to attracting and retaining qualified personnel. A shortage of qualified personnel may require us to enhance wage and benefits packages in order to compete effectively in the hiring and retention of such personnel. No assurance can be given that our labor costs will not increase, or that such increases can be recovered through increased prices charged to our customers, which could negatively impact our financial condition and results of operations.

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

Our operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases. COVID-19 and its variants or a future public health crisis, could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which a future public health crisis or pandemic may impact our business will depend on future developments, which remain uncertain. We may experience, among other impacts, (a) future customer shutdowns to prevent spread of illness, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (b) limitations on our ability to execute on our business plan, including as a result of employee impacts from illness or school closures and other community response measures, all of which could adversely affect our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity framework intended to identify, assess, monitor and manage risks from cybersecurity threats to the security of our information, systems and network using a risk-based approach. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although our framework takes into account the particulars of our business and our diverse network of terminal operations and therefore does not meet all the technical standards, specifications or requirements under the NIST. Additionally, the Company follows IT General Controls that were implemented to adhere to Sarbanes-Oxley internal controls.

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

To date, our business strategy, results of operations and financial condition have not been materially affected, nor are they reasonably likely to be affected by risks from cybersecurity incidents or threats. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

RECENT DEVELOPMENTS

Terminal Facilities sale agreements. On January 22, 2025, the Company announced that it had entered into separate agreements for the sale of our terminal facilities on Fisher Island Miami, Florida and in Fairfax, Virginia. Proceeds from the terminal sales will be used for repayment of certain term debt obligations.

The Fisher Island terminal has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur on or about June 20, 2025, subject to customary closing conditions. Following the closing, we will lease the terminal from the buyer to allow us to continue servicing our current customer agreements through approximately May 2027.

The Fairfax terminal has active capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The purchase price is approximately $30.8 million. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. The closing is subject to customary closing conditions.

Credit Agreement amendment. On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement (taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 4, remain unchanged.

Senior notes. On February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030 at an issue price of 100% in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. The senior unsecured notes are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries that guarantee our credit facility. We used the net proceeds from the senior unsecured notes offering to redeem all of our 6.125% senior notes due in 2026, repay indebtedness under our revolving credit facility, make a distribution to TLP Finance Holdings, LLC to repay TLP Finance Holdings, LLC’s term loan due in 2025 and to pay fees and expenses in connection with the transactions, with the remainder to be used for general corporate purposes.

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

NATURE OF ASSETS

Gulf Coast Operations. Our Gulf Coast terminals consist of eight active product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami, Tampa and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined and renewable products on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Gulf Coast terminals receive products from vessels on behalf of our customers. In addition, our Gulf Coast terminals, other than Fisher Island, also receive product by truck and our Jacksonville terminal also receives asphalt by rail. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. A major oil company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the major oil company for its proportionate share of our operating and maintenance costs.

Midwest Terminals. In Missouri and Arkansas, we own the Razorback pipeline and terminals in Mount Vernon, Missouri, at the origin of the pipeline and in Rogers, Arkansas, at the terminus of the pipeline. We refer to these two terminals collectively as the Razorback terminals. The Razorback pipeline is a 67-mile, 8-inch diameter interstate common carrier pipeline that transports light refined product from our terminal at Mount Vernon, where it is interconnected with a pipeline system owned by a third party, to our terminal at Rogers. The Razorback pipeline has a capacity of approximately 30,000 barrels per day. The Razorback terminals have approximately 0.4 million barrels of aggregate active storage capacity. Effective January 1, 2021, a third party leases the capacity, and assumed operatorship, of the Razorback pipeline and the terminals. Our Rogers facility is the only products terminal located in Northwest Arkansas.

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

River Operations. Our River terminals are composed of 10 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.2 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle renewable fuels, renewable fuel feedstocks, gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels, barges and trucks on behalf of our customers and distribute products primarily to trucks and barges.

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

Investment in Olympic Pipeline Company. On November 17, 2021, we acquired a 30% ownership interest in the Olympic Pipeline Company, LLC joint venture (“Olympic Pipeline Company”), which owns the Olympic Pipeline between Blaine, Washington and Portland, Oregon and a refined and renewable products terminal in Bayview, Washington with approximately 0.5 million barrels of aggregate active storage capacity. The Olympic Pipeline is a 400-mile FERC regulated pipeline that serves as the primary refined product distribution pipeline in the Pacific Northwest. ARCO Midcon LLC, an affiliate of BP, owns the remaining 70% interest and operates both the Olympic Pipeline and the Bayview terminal. BP is responsible for managing Olympic Pipeline Company’s day-to-day operations. Our investment in Olympic Pipeline Company entitles us to appoint one member, out of two, to the Management Committee of Olympic Pipeline Company, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, Olympic Pipeline Company’s business. Our 30% ownership interest does not allow us to control Olympic Pipeline Company but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Olympic Pipeline Company under the equity method of accounting.

Investment in SeaPort Midstream. On November 17, 2021, we acquired a 51% ownership interest in the SeaPort Midstream Partners, LLC joint venture (“SeaPort Midstream”), which owns two terminals in Seattle, Washington and Portland, Oregon with approximately 1.3 million barrels of aggregate active storage capacity. Each terminal is connected to the Olympic Pipeline and has multimodal connectivity, including rail, barge, tanker and truck. BP Mariner Holding Company LLC owns the remaining 49% interest in SeaPort Midstream. We operate SeaPort Midstream under an operating and administrative agreement between us and SeaPort Midstream. Our investment in SeaPort Midstream entitles us to appoint two, out of four, of the members to the Board of Managers, to vote our proportionate ownership share on general governance matters and to certain rights of approval over significant changes in, or expansion of, SeaPort Midstream’s business. Our ownership interest does not allow us to control SeaPort Midstream but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in SeaPort Midstream under the equity method of accounting.

Investment in Frontera. On April 1, 2011, we contributed approximately 1.5 million barrels of light petroleum product storage capacity, as well as related ancillary facilities, to the Frontera Brownsville, LLC joint venture (“Frontera”), in exchange for a cash payment and a 50% ownership interest in the Frontera joint venture. An affiliate of PEMEX, Mexico’s state-owned petroleum company, acquired the remaining 50% ownership interest in Frontera. We operate Frontera under an operations and reimbursement agreement between us and Frontera. Frontera has approximately 1.7 million barrels of aggregate active storage capacity. Our 50% ownership interest does not allow us to control Frontera but does allow us to exercise significant influence over its operations. Accordingly, we account for our investment in Frontera under the equity method of accounting.

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

NATURE OF REVENUE AND EXPENSES

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. We have several significant customer relationships. Our top 10 customers made up approximately 70% of the total revenue for the year ended December 31, 2024.

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

Operating costs and expenses. The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, contract services, legal fees and materials and supplies needed to operate our terminals and pipelines.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2024 AND 2023

We operate our business and report our results of operations in seven principal business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of Frontera, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate. In addition, Central services represent the cost of employees at standalone affiliate terminals that we operate or manage. We receive a fee from these affiliates based on our costs incurred. Results of operations for our fiscal year ended December 31, 2022 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K, filed on March 15, 2024 with the Securities and Exchange Commission (File No. 001-32505).

ANALYSIS OF TERMINAL REVENUE

Terminal revenue. We derive terminal revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services.

The terminal revenue by category was as follows (in thousands):

	Terminal Revenue by Category
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Terminaling services fees	$309,668	$297,434
Management fees	13,913	14,825
Terminal revenue	$323,581	$312,259

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

	Terminal Revenue by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Gulf Coast terminals	$89,132	$88,453
Midwest terminals	11,250	11,003
Brownsville terminals	24,154	25,046
River terminals	15,452	14,425
Southeast terminals	74,828	68,896
West Coast terminals	101,815	96,857
Central services	6,950	7,579
Terminal revenue	$323,581	$312,259

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

The terminaling services fees by business segments were as follows (in thousands):

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Gulf Coast terminals	$89,051	$88,380
Midwest terminals	11,250	11,003
Brownsville terminals	18,244	18,982
River terminals	15,452	14,425
Southeast terminals	73,862	67,831
West Coast terminals	101,809	96,813
Central services	—	—
Terminaling services fees	$309,668	$297,434

The increase in terminaling services fees at our River terminals for the year ended December 31, 2024 is primarily a result of increased ancillary fees and contract escalations.

The increase in terminaling services fees at our Southeast terminals for the year ended December 31, 2024 is primarily a result of placing growth projects into service during the fourth quarter of 2023, contracting available capacity and contract escalations.

The increase in terminaling services fees at our West Coast terminals for the year ended December 31, 2024 is primarily a result of placing growth projects into service during the third quarter of 2024, increased ancillary fees and contract escalations.

Included in terminaling services fees for the years ended December 31, 2024 and 2023, are fees charged to affiliates of approximately $1.6 million and $10.8 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments
	and Ancillary Terminaling Services Fees
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Firm commitments	$241,603	$229,252
Ancillary	68,065	68,182
Terminaling services fees	$309,668	$297,434

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2024 were as follows (in thousands):

Less than 1 year remaining	$51,008	21%
1 year or more, but less than 3 years remaining	162,311	67%
3 years or more, but less than 5 years remaining	19,951	8%
5 years or more remaining	8,333	4%
Total firm commitments for the year ended December 31, 2024	$241,603

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

The management fees by business segments were as follows (in thousands):

	Management Fees
	by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Gulf Coast terminals	$81	$73
Midwest terminals	—	—
Brownsville terminals	5,910	6,064
River terminals	—	—
Southeast terminals	966	1,065
West Coast terminals	6	44
Central services	6,950	7,579
Management fees	$13,913	$14,825

Included in management fees for the years ended December 31, 2024 and 2023, are fees charged to affiliates of approximately $12.9 million and $13.7 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Product Sales, Gross Margin
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Product sales	$379,146	$340,861
Cost of product sales	(356,187)	(320,516)
Product sales, gross margin	$22,959	$20,345

The increase in product sales and cost of product sales for the year ended December 31, 2024 is a result of increased product sales volumes in 2024.

ANALYSIS OF COSTS AND EXPENSES

The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, contract services, legal fees and materials and supplies needed to operate our terminals and pipelines. Consistent with historical trends across our terminaling and transportation facilities, repairs and maintenance expenses can vary from period to period based on project maintenance schedules and other factors such as weather. The operating costs and expenses of our operations were as follows (in thousands):

	Operating Costs and Expenses
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Wages and employee benefits	$60,806	$57,320
Utilities and communication charges	13,449	14,388
Repairs and maintenance	13,585	11,238
Property taxes and rentals	20,248	20,034
Vehicles and fuel costs	1,538	1,482
Environmental compliance costs	5,256	4,410
Additive detergent costs	4,052	4,433
Contract services	3,068	3,463
Legal fees	4,674	1,683
Other	6,666	6,246
Operating costs and expenses	$133,342	$124,697

The operating costs and expenses of our business segments were as follows (in thousands):

	Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Gulf Coast terminals	$26,279	$24,426
Midwest terminals	1,846	1,917
Brownsville terminals	11,980	9,898
River terminals	6,896	6,777
Southeast terminals	29,180	26,475
West Coast terminals	39,197	36,721
Central services	17,964	18,483
Operating costs and expenses	$133,342	$124,697

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses for the years ended December 31, 2024 and 2023 were approximately $30.2 million and $28.9 million, respectively.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both of the years ended December 31, 2024 and 2023, insurance expense was approximately $6.8 million.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with deferred compensation awards was approximately $3.8 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively.

Depreciation and amortization expenses for the years ended December 31, 2024 and 2023 was approximately $71.8 million and $70.9 million, respectively.

Interest expense for the years ended December 31, 2024 and 2023 was approximately $93.8 million and $100 million, respectively. Interest expense for the years ended December 31, 2024 and 2023, is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately $6.1 million and ($2.9) million, respectively.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2024 and 2023, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO, a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in

Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
BOSTCO	42.5%	42.5%	$180,920	$186,486
Olympic Pipeline Company	30%	30%	84,975	80,000
SeaPort Midstream	51%	51%	33,495	32,357
Frontera	50%	50%	18,002	21,267
Total investments in unconsolidated affiliates			$317,392	$320,110

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
BOSTCO	$4,552	$2,624
Olympic Pipeline Company	4,975	4,130
SeaPort Midstream	3,033	3,210
Frontera	(2,555)	176
Total earnings from investments in unconsolidated affiliates	$10,005	$10,140

The increase in earnings from our investment in BOSTCO for the year ended December 31, 2024 is primarily attributable to increased ancillary revenue.

The loss in earnings from our investment in Frontera for the year ended December 31, 2024 is primarily attributable to a non-cash impairment of goodwill at Frontera, of which, our share was approximately $2.2 million.

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
BOSTCO	$—	$68
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	—	500
Additional capital investments in unconsolidated affiliates	$—	$568

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
BOSTCO	$10,118	$11,976
Olympic Pipeline Company	—	2,064
SeaPort Midstream	1,895	1,641
Frontera	710	749
Cash distributions received from unconsolidated affiliates	$12,723	$16,430

The decrease in cash distributions received from our investment in BOSTCO for the year ended December 31, 2024, is primarily attributable to more spend on repairs and maintenance in 2024.

The decrease in cash distributions received from our investment in Olympic Pipeline Company for the year ended December 31, 2024, is primarily attributable to cash held at Olympic Pipeline Company to fund a remediation project in 2024. We expect to recoup distributions held from our investment in Olympic Pipeline Company when Olympic Pipeline Company receives reimbursement from their insurance company for the remediation project.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund our debt service obligations, working capital requirements and capital projects, including additional investments and expansion, development and acquisition opportunities. We expect to fund any additional investments, capital projects and future expansion, development and acquisition opportunities with cash flows from operations and borrowings under our revolving credit facility. Liquidity and Capital Resources for our fiscal year ended December 31, 2022 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of our Annual Report on Form 10-K, filed on March 15, 2024 with the Securities and Exchange Commission (File No. 001-32505).

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Net cash provided by operating activities	$92,231	$88,422
Net cash used in investing activities	$(67,592)	$(58,010)
Net cash used in financing activities	$(24,017)	$(35,876)

The approximately $3.8 million increase in net cash provided by operating activities for the year ended December 31, 2024 is primarily related to increased terminaling services fees at our Southeast terminals and increased product sales, gross margin, at our terminal in Tacoma, Washington.

The approximately $9.6 million increase in net cash used in investing activities for the year ended December 31, 2024 is primarily related to an approximately $9.0 million member loan to Olympic Pipeline Company to fund an Olympic Pipeline Company remediation project. We expect the loan to be repaid when Olympic Pipeline Company receives reimbursement from their insurance company for the remediation project.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2027. At December 31, 2024, the remaining expenditures to complete the approved projects are estimated to be approximately $20 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

The approximately $11.9 million decrease in net cash used in financing activities for the year ended December 31, 2024 is primarily related to an approximately $25.5 million decrease in distributions to TLP Finance Holdings, LLC for debt service, offset by an approximately $10.2 million decrease in borrowings under the Credit Agreement and an approximately $3.5 million increase in debt issuance costs related to the April 15, 2024 amendment to the Credit Agreement, discussed below.

Credit agreement. On November 17, 2021, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement (“Credit Agreement”) for a $1 billion senior secured term loans and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. On April 15, 2024, we entered into Amendment No. 2 to the Credit Agreement for a new tranche of senior secured term loans in an aggregate principal amount of $150 million. The other terms and conditions of the Credit Agreement were unchanged.

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

The senior secured term loans will mature on November 17, 2028. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

On October 28, 2024, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 3 to the Credit Agreement, which provides for, among other things, (i) the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “Repricing”) and (ii) the removal of the credit spread adjustment from the Term SOFR applicable to the senior secured term loans under the Credit Agreement. After giving effect to the Repricing and the removal of the credit spread adjustment, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 3, remain unchanged.

Prior to October 28, 2024, we could elect to have loans under the Credit Agreement bear interest, at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. Thereafter, Amendment No. 3 rates apply to the senior secured term loans. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement (taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 4, remain unchanged.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2024 and 2023.

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

					Twelve
	Three months ended				months ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2024	2024	2024	2024	2024
Financial performance covenant tests:
Net earnings (loss)	$14,583	$3,449	$(19,417)	$11,467	$10,082
Interest expense	13,040	24,045	49,865	6,819	93,769
Deferred debt issuance costs	1,041	1,158	1,244	3,216	6,659
State franchise taxes (income taxes)	484	544	625	512	2,165
Depreciation and amortization	17,662	17,852	17,872	18,460	71,846
Deferred compensation	1,875	647	643	675	3,840
One-time expenses (terminal sales, severance payments and legal expenses)	788	1,050	1,945	592	4,375
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,808	4,675	4,253	9,138	22,874
Consolidated EBITDA	$54,281	$53,420	$57,030	$50,879	$215,610
Proforma completed growth project credit (1)					4,741
Consolidated EBITDA for the leverage ratio (2)	$54,281	$53,420	$57,030	$50,879	$220,351
Maintenance capital	(5,855)	(7,823)	(10,563)	(9,705)	(33,946)
Total for the debt service coverage ratio	$48,426	$45,597	$46,467	$41,174	$186,405
Debt service:
Interest expense	$13,040	$24,045	$49,865	$6,819	$93,769
Unrealized gain (loss) on interest rate swap agreements	11,247	1,178	(24,086)	17,715	6,054
Scheduled principal payments	2,500	2,884	2,883	2,884	11,151
Total	$26,787	$28,107	$28,662	$27,418	$110,974

Credit Agreement debt service coverage ratio (>1.1x)					1.68

Consolidated senior secured net leverage ratio test:
Senior secured term loans outstanding					$1,118,849
Revolving credit facility outstanding					17,000
Less cash and cash equivalents					(8,174)
Senior secured debt					$1,127,675

Consolidated senior secured net leverage ratio (<6.75x)					5.12
(1)	Represents incremental annualized EBITDA for completed growth projects that have come online revenue in the last four quarters.
(2)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes, due in 2026. On February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030 at an issue price of 100% in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. The senior unsecured notes are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries that guarantee our credit facility. We used the net proceeds from the senior unsecured notes offering to redeem all of our 6.125% senior notes due in 2026, repay indebtedness under our revolving credit facility, make a distribution to TLP Finance Holdings, LLC to repay TLP Finance Holdings, LLC’s term loan due in 2025 and to pay fees and expenses in connection with the transactions, with the remainder to be used for general corporate purposes.

The Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in the 6.125% senior notes and beginning February 21, 2025, the 8.500% senior unsecured notes. These notes contain customary covenants (including those relating to our voluntary filing of this Annual Report on Form 10-K and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Contractual obligations and contingencies. See Notes 11 and 13 of Notes to consolidated financial statements for information regarding our debt obligations and our leases and other commitments, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum through October 27, 2024. On October 28, 2024, the Company entered into an amendment to the Credit Agreement, which provides for, among other things, (i) the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “Repricing”) and (ii) the removal of the credit spread adjustment from the Term SOFR applicable to the senior secured term loans under the Credit Agreement. After giving effect to the Repricing and the removal of the credit spread adjustment, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%. The other terms and conditions of the credit facility, as amended by the amendment, remain unchanged. We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At both December 31, 2024 and 2023, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $780 million, the majority of which expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based the one-month Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2024 and 2023, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately $6.1 million and ($2.9) million, respectively. The fair value of our interest rate swap agreements was determined using a pricing model based on applicable swap rates and other observable market data. At December 31, 2024, we had outstanding borrowings of $1,118.8 million under our senior secured term loans and $17 million under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2024, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.6 million.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, partners' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2025

We have served as the Company's auditor since 2012

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(in thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,174	$7,552
Trade accounts receivable	24,363	29,691
Due from affiliates	2,251	3,262
Inventory	9,902	7,259
Other current assets	16,394	13,472
Assets held for sale	7,137	—
Total current assets	68,221	61,236
Property, plant and equipment, net	808,274	831,671
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	317,392	320,110
Right-of-use assets, operating leases	48,015	48,151
Other assets, net	65,362	58,378
	$1,325,850	$1,338,132
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$11,089	$19,367
Operating lease liabilities	2,370	3,793
Accrued liabilities	44,223	41,710
Current debt	11,535	10,000
Total current liabilities	69,217	74,870
Deferred revenue	410	602
Long-term operating lease liabilities	47,616	46,296
Long-term debt	1,407,908	1,339,280
Total liabilities	1,525,151	1,461,048
Commitments and contingencies (Note 13)
Equity:
Member interest	(199,301)	(122,916)
Total equity	(199,301)	(122,916)
	$1,325,850	$1,338,132

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Revenue:
Terminal revenue	$323,581	$312,259	$305,370
Product sales	379,146	340,861	361,025
Total revenue	702,727	653,120	666,395
Costs and expenses:
Cost of product sales	(356,187)	(320,516)	(347,302)
Operating	(133,342)	(124,697)	(118,636)
General and administrative	(30,160)	(28,932)	(29,462)
Insurance	(6,847)	(6,822)	(6,289)
Deferred compensation	(3,840)	(4,272)	(3,778)
Depreciation and amortization	(71,846)	(70,876)	(71,106)
Total costs and expenses	(602,222)	(556,115)	(576,573)
Earnings from unconsolidated affiliates	10,005	10,140	11,130
Operating income	110,510	107,145	100,952
Other expenses:
Interest expense	(93,769)	(100,035)	(52,250)
Deferred debt issuance costs	(6,659)	(4,164)	(6,753)
Total other expenses	(100,428)	(104,199)	(59,003)
Net earnings	$10,082	$2,946	$41,949

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(in thousands)

	Member
	interest	Total
Balance December 31, 2021	$(22,949)	$(22,949)
Contributions from parent entities	1,935	1,935
Distributions to TLP Finance Holdings, LLC for debt service	(34,797)	(34,797)
Net earnings for year ended December 31, 2022	41,949	41,949
Balance December 31, 2022	(13,862)	(13,862)
Contributions from parent entities	1,876	1,876
Distributions to TLP Finance Holdings, LLC for debt service	(113,876)	(113,876)
Net earnings for year ended December 31, 2023	2,946	2,946
Balance December 31, 2023	(122,916)	(122,916)
Contributions from parent entities	1,930	1,930
Distributions to TLP Finance Holdings, LLC for debt service	(88,397)	(88,397)
Net earnings for year ended December 31, 2024	10,082	10,082
Balance December 31, 2024	$(199,301)	$(199,301)

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$10,082	$2,946	$41,949
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,846	70,876	71,106
Earnings from unconsolidated affiliates	(10,005)	(10,140)	(11,130)
Distributions from unconsolidated affiliates	12,723	16,430	17,990
Equity-based compensation	1,930	1,876	1,676
Amortization of deferred debt issuance costs	5,794	4,061	4,090
Amortization of deferred revenue	(192)	(618)	(2,114)
Unrealized (gain) loss on interest rate swap agreements	(6,054)	2,924	(15,951)
Other income (sale of land)	—	—	(488)
Changes in operating assets and liabilities:
Trade accounts receivable	5,328	15,251	(24,914)
Due from affiliates	1,011	588	(1,453)
Inventory	(2,643)	(614)	(1,312)
Other current assets	1,526	(3,386)	(3,667)
Right-of-use assets, operating leases	3,031	3,549	3,191
Other assets, net	427	(433)	579
Trade accounts payable	(2,088)	(9,608)	12,307
Accrued liabilities	2,513	(1,710)	5,669
Operating lease liabilities	(2,998)	(3,570)	(3,018)
Net cash provided by operating activities	92,231	88,422	94,510
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	(568)	—
Olympic Pipeline Company member loan	(9,000)	—	—
Affiliate loan	—	1,259	—
Capital expenditures	(58,592)	(59,819)	(54,492)
Proceeds from sale of land	—	1,118	—
Net cash used in investing activities	(67,592)	(58,010)	(54,492)
Cash flows from financing activities:
Repayments of senior secured term loans	(11,151)	(10,000)	(10,000)
Proceeds from senior secured term loans	150,000	—	—
Borrowings under revolving credit facility	112,300	254,000	110,700
Repayments under revolving credit facility	(183,300)	(166,000)	(110,700)
Debt issuance costs	(3,469)	—	(737)
Contributions from parent entities	—	—	259
Distributions to TLP Finance Holdings, LLC for debt service	(88,397)	(113,876)	(34,797)
Net cash used in financing activities	(24,017)	(35,876)	(45,275)
Increase (decrease) in cash and cash equivalents	622	(5,464)	(5,257)
Cash and cash equivalents at beginning of period	7,552	13,016	18,273
Cash and cash equivalents at end of period	$8,174	$7,552	$13,016
Supplemental disclosures of cash flow information:
Cash paid for interest	$101,103	$98,489	$71,748
Property, plant and equipment acquired with accounts payable	$2,875	$9,065	$5,439
Additions to right-of-use assets obtained from new operating lease liabilities	$2,895	$982	$5,387
Non-cash contributions from parent entities	$1,930	$1,876	$1,935

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2024, 2023 and 2022

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

Terminal Facilities sale agreements. On January 22, 2025, the Company announced that it had entered into separate agreements for the sale of our terminal facilities on Fisher Island Miami, Florida and in Fairfax, Virginia. Proceeds from the terminal sales will be used for repayment of certain term debt obligations.

The Fisher Island terminal has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur on or about June 20, 2025, subject to customary closing conditions. Following the closing, we will lease the terminal from the buyer to allow us to continue servicing our current customer agreements through approximately May 2027.

The Fairfax terminal has active capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The purchase price is approximately $30.8 million. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. The closing is subject to customary closing conditions.

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2024 and 2023 and our results of operations for the years ended December 31, 2024, 2023 and 2022.

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

Years ended December 31, 2024, 2023 and 2022

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

Years ended December 31, 2024, 2023 and 2022

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At December 31, 2024 and 2023, our inventory was approximately $9.9 million and $7.3 million, respectively. At December 31, 2024 and 2023, our refined products inventory was approximately $3.6 million and $2.5 million, respectively. At December 31, 2024 and 2023, our renewable products inventory was approximately $6.3 million and $4.8 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the years ended December 31, 2024 and 2023.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2024, 2023 and 2022.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2024, 2023 and 2022.

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

Years ended December 31, 2024, 2023 and 2022

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At December 31, 2024 and 2023, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At December 31, 2024 and 2023, the fair value of our interest rate swap agreements was approximately $19.1 million and $13.0 million, respectively (See Notes 4 and 9 of Notes to consolidated financial statements).

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2024, 2023 and 2022, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately $6.1 million, ($2.9) million and $16.0 million, respectively.

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

(m) Recent accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective prospectively upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We adopted ASU 2020-04 in this annual report for the year ended December 31, 2024 and it did not have a material impact on our financial position, results of operations or cash flows.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which requires disaggregated disclosure of significant segment expenses and other amounts included within the reported measure of segment profit or loss for each reportable segment on an annual and interim basis. The guidance is effective retrospectively for annual periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 in this annual report for the year ended December 31, 2024 and it did not have a material impact on our financial position, results of operations or cash flows.

In March 2024, the Securities and Exchange Commission (SEC) issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Subject to certain exemptions, the rules will require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with the calendar year 2027. The rule is currently stayed pending resolution of various legal challenges. We are currently evaluating the final rules to determine its impact on our consolidated financial statements once the final implementation timeline is concluded.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement, which is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administrative expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The guidance can be applied on either a prospective or a retrospective basis at our election. We are currently evaluating the impact the guidance will have on our consolidated financial statements and our plan for adoption.

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2024, 2023 and 2022, we recognized approximately $5.9 million, $6.1 million and $5.9 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in March and April 2025. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 181,000 barrels of storage capacity. For the years ended December 31, 2024, 2023 and 2022, we recognized revenue related to these agreements of approximately $1.6 million, $1.9 million and $1.8 million, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC relating to our Gulf Coast terminals. Prior to December 15, 2023, Associated Asphalt Marketing, LLC was a wholly owned indirect subsidiary of ArcLight. The agreement will expire in April 2031, subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2024, 2023 and 2022, we recognized affiliate revenue related to this agreement with Associated Asphalt Marketing, LLC of approximately $nil, $8.9 million and $10.0 million, respectively.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2027, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2024, 2023 and 2022, we recognized revenue related to this operations and administrative agreement of approximately $4.2 million, $4.3 million and $3.9 million, respectively.

Terminaling services agreement— SeaPort Midstream. We had a terminaling services agreement with SeaPort Midstream relating to our West Coast terminals. The agreement expired in January 2023. In exchange for our minimum throughput commitment, SeaPort Midstream agreed to provide us with approximately 14,000 barrels of storage capacity. We used this capacity to store and sell refined and renewable products. For the years ended December 31, 2024, 2023 and 2022, we recognized expense related to this agreement of approximately $nil, $0.1 million and $0.4 million, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. For the years ended December 31, 2024, 2023 and 2022, we recognized revenue related to reimbursements from these affiliates of approximately $2.8 million, $3.3 million and $3.4 million, respectively.

Services agreement—TransMontaigne Management Company. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our subsidiary, TMS, and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to our executive officers, plus a 1% administration fee. For the years ended December 31, 2024, 2023 and 2022, aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $2.6 million, $2.5 million and $2.5 million, respectively.

(3) CONCENTRATION OF CREDIT RISK AND TRADE ACCOUNTS RECEIVABLE

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Trade accounts receivable	$24,363	$29,691

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

We did not recognize an allowance for credit losses for the years ended December 31, 2024, 2023 and 2022.

The following customers accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Customer A	25%	14%	—%
Customer B	1%	4%	13%

(4) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Unrealized gain on interest rate swap agreements	$4,448	$—
Amounts due from insurance companies	3,770	3,099
Prepaid insurance	2,869	2,093
Additive detergent	2,187	2,023
Prepaid inventory	678	3,831
Deposits and other assets	2,442	2,426
	$16,394	$13,472

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At December 31, 2024 and 2023, we recognized amounts due from insurance companies of approximately $3.8 million and $3.1 million, respectively, representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2024, we increased our estimate of our probable insurance recoveries by approximately $0.7 million.

(5) ASSETS HELD FOR SALE

On January 22, 2025, the Company announced that it had entered into an agreement for the sale of our terminal facilities on Fisher Island Miami, Florida in our Gulf Coast terminals business segment. The Fisher Island terminal has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur on or about June 20, 2025, subject to customary closing conditions. Upon closing we will retain all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal, excluding land.

Following the closing, we will lease the terminal from the buyer to allow us to continue servicing our current customer agreements through approximately May 2027. At the end of the lease, we plan to abandon the terminal property, plant, and equipment, net. Accordingly, we will apply abandonment accounting and accelerate the depreciation of the terminal property, plant and equipment, net of approximately $5.8 million, over the course of the lease term, which is expected to conclude in May 2027.

As a result, we have determined that the Fisher Island terminal land of approximately $7.1 million should be classified as held for sale at December 31, 2024. The committed and planned sale and abandonment does not, however, represent a strategic shift that will have a major effect on our operations and financial results. Therefore, the effects of the planned sale and abandonment have not been reported as discontinued operations within the consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2024	2023
Land	$96,880	$104,017
Terminals, pipelines and equipment	1,446,804	1,385,923
Furniture, fixtures and equipment	20,840	19,619
Construction in progress	16,080	26,639
	1,580,604	1,536,198
Less accumulated depreciation	(772,330)	(704,527)
	$808,274	$831,671

At December 31, 2024 and 2023, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $560.9 million and $571.3 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At December 31, 2024 and 2023, our Brownsville and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2024 and 2023 substantially exceeded the carrying amount. Accordingly, we did not recognize any goodwill impairment charges for each of the years ended December 31, 2024, 2023 and 2022. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2024 and 2023, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), a 51% ownership interest in SeaPort Midstream Partners, LLC (“SeaPort Midstream”), and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
BOSTCO	42.5%	42.5%	$180,920	$186,486
Olympic Pipeline Company	30%	30%	84,975	80,000
SeaPort Midstream	51%	51%	33,495	32,357
Frontera	50%	50%	18,002	21,267
Total investments in unconsolidated affiliates			$317,392	$320,110

At December 31, 2024 and 2023, our investment in BOSTCO includes approximately $5.7 million and $5.9 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At December 31, 2024 and 2023, our investment in Olympic Pipeline Company includes approximately $5.1 million and $5.4 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
BOSTCO	$4,552	$2,624	$5,442
Olympic Pipeline Company	4,975	4,130	3,096
SeaPort Midstream	3,033	3,210	1,652
Frontera	(2,555)	176	940
Total earnings from investments in unconsolidated affiliates	$10,005	$10,140	$11,130

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
BOSTCO	$—	$68	$—
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	—
Frontera	—	500	—
Additional capital investments in unconsolidated affiliates	$—	$568	$—

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
BOSTCO	$10,118	$11,976	$9,973
Olympic Pipeline Company	—	2,064	6,103
SeaPort Midstream	1,895	1,641	—
Frontera	710	749	1,914
Cash distributions received from unconsolidated affiliates	$12,723	$16,430	$17,990

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	December 31,	December 31,
	2024	2023
Current assets	$100,534	$72,569
Long-term assets	754,457	768,413
Current liabilities	(69,826)	(54,977)
Long-term liabilities	(72,380)	(73,647)
Net assets	$712,785	$712,358

Statements of income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Revenue	$220,348	$207,805	$195,172
Expenses	(190,035)	(179,480)	(163,751)
Net income	$30,313	$28,325	$31,421

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Customer relationships, net of accumulated amortization of $24,498 and $21,303, respectively	$41,032	$44,227
Unrealized gain on interest rate swap agreements	14,633	13,027
Olympic Pipeline Company member loan	9,000	—
Deposits and other assets	697	1,124
	$65,362	$58,378

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. We have not taken an impairment on customer relationships in the years presented. Expected future amortization expense for the customer relationships as of December 31, 2024 is as follows (in thousands):

	Years ending December 31,
	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$3,195	$3,195	$3,195	$3,177	$3,085	$25,185

Olympic Pipeline Company member loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At December 31, 2024 and 2023, the total outstanding borrowings under the Olympic Pipeline Company member loan were $30.0 million and $nil, respectively. Accordingly, we have recorded a loan receivable of approximately $9.0 million and $nil, respectively, representing our proportionate share of the outstanding borrowings. Olympic Pipeline Company used the proceeds from the member loan to fund a remediation project in 2024. We expect the loan to be repaid when Olympic Pipeline Company receives reimbursement from their insurance company for the remediation project.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Accrued compensation expense	$14,823	$14,375
Customer advances and deposits	13,464	11,315
Interest payable	6,617	7,070
Accrued property taxes	5,515	4,619
Accrued environmental obligations	762	909
Accrued Washington State emissions allowances	616	524
Accrued expenses and other	2,426	2,898
	$44,223	$41,710

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

Accrued environmental obligations. At December 31, 2024 and 2023, we have accrued environmental obligations of approximately $0.8 million and $0.9 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2024, we made payments of approximately $0.1 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2024	$909	$(142)	$(5)	$762
2023	$1,363	$(333)	$(121)	$909
2022	$1,812	$(1,188)	$739	$1,363

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

(11) LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2024	2023
Senior secured term loans outstanding	$1,118,849	$980,000
Revolving credit facility outstanding	17,000	88,000
6.125% senior notes due in 2026	299,900	299,900
Unamortized deferred debt issuance costs (1)	(16,306)	(18,620)
Total debt	1,419,443	1,349,280
Current portion of senior secured term loans	(11,535)	(10,000)
Long-term debt	$1,407,908	$1,339,280
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loans and senior notes. For the years ended December 31, 2024 and 2023, amortization of deferred debt issuance costs was approximately $4.7 million and $4.1 million, respectively. For the years ended December 31, 2024 and 2023, expense related to a loss on partial debt extinguishment related to the October 28, 2024 Amendment No. 3 to the Credit Agreement, was approximately $1.1 million and $nil, respectively. For the years ended December 31, 2024 and 2023, one-time debt issuance costs related to the October 28, 2024 Amendment No. 3 to the Credit Agreement, was approximately $0.9 million and $nil, respectively.

Credit agreement. On November 17, 2021, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into the Credit Agreement (“Credit Agreement”) for $1 billion senior secured term loans and a $150 million revolving credit facility, with a letter of credit subfacility of $35 million. On April 15, 2024, we entered into Amendment No. 2 to the Credit Agreement for a new tranche of senior secured term

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

loans in an aggregate principal amount of $150 million. The other terms and conditions of the Credit Agreement were unchanged.

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

The senior secured term loans will mature on November 17, 2028. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

On October 28, 2024, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 3 to the Credit Agreement, which provides for, among other things, (i) the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “Repricing”) and (ii) the removal of the credit spread adjustment from the Term SOFR applicable to the senior secured term loans under the Credit Agreement. After giving effect to the Repricing and the removal of the credit spread adjustment, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.25% or an alternate base rate plus an applicable margin of 2.25%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 3, remain unchanged.

Prior to October 28, 2024, we could elect to have loans under the Credit Agreement bear interest, at either a Term SOFR plus 0.11448% (subject to a 0.50% floor) plus an applicable margin of 3.50% or an alternate base rate plus an applicable margin of 2.50% per annum. Thereafter, Amendment No. 3 rates apply to the senior secured term loans. We are also required to pay (i) a letter of credit fee of 3.50% per annum on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.125% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the revolving credit facility, in each case quarterly in arrears.

On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement (taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 4, remain unchanged.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2024 and 2023.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

For the years ended December 31, 2024, 2023 and 2022, the weighted average interest rate on borrowings was approximately 7.4%, 7.5% and 5.2%, respectively. At both December 31, 2024 and 2023, our outstanding letters of credit were $0.4 million.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes. On February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030 at an issue price of 100% in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. The senior unsecured notes are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries that guarantee our credit facility. We used the net proceeds from the senior unsecured notes offering to redeem all of our 6.125% senior notes due in 2026, repay indebtedness under our revolving credit facility, make a distribution to TLP Finance Holdings, LLC to repay TLP Finance Holdings, LLC’s term loan due in 2025 and to pay fees and expenses in connection with the transactions, with the remainder to be used for general corporate purposes.

The Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in the 6.125% senior notes and beginning February 21, 2025, the 8.500% senior unsecured notes. These notes contain customary covenants (including those relating to our voluntary filing of this Annual Report on Form 10-K and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $1.9

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

million, $2.4 million and $2.1 million is included in deferred compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

On September 14, 2023, an indirect parent of the Company granted class B units in the indirect parent of the Company to the officers of TMC and modified existing class B units in the indirect parent of the Company to the officers of TMC. For the years ended December 31, 2024, 2023 and 2022, we recognized approximately $1.9 million, $1.9 million and $1.7 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

(13) COMMITMENTS AND CONTINGENCIES

Lessee operating lease commitments. We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 46 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the years ended December 31, 2024 and 2023, of approximately $2.9 million and $1.0 million, respectively, are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the years ended December 31, 2024, 2023 and 2022, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Operating leases	$5,284	$5,743	$5,573
Variable lease costs (including insignificant short-term leases)	1,669	1,548	1,627
Sublease income as primary obligor	(1,012)	(1,102)	(1,080)
Total lease costs	$5,941	$6,189	$6,120

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash outflows for operating leases	$5,250	$5,763	$5,400
Weighted average remaining lease term (years)	27.38	27.96	27.95
Weighted average discount rate	4.7%	4.5%	4.5%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2024 and related imputed interest was as follows (in thousands):

Years ending December 31:
2025	$4,013
2026	4,093
2027	4,485
2028	4,038
2029	3,441
Thereafter	67,348
Total lease payments	87,418
Less imputed interest	(37,432)
Present value of operating lease liabilities	$49,986

Contractual commitments. At December 31, 2024, we have contractual commitments of approximately $25.0 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2024 and 2023. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2024 and 2023.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

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

Debt. The estimated fair value of our $1,118.8 million senior secured term loans at December 31, 2024 was approximately $1,130.0 million based on observable market trades. The estimated fair value of our $299.9 million publicly traded senior notes at December 31, 2024 was approximately $298.8 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$194,889	$186,862	$183,595
Firm commitments (ASC 606 revenue)	46,714	42,390	39,040
Total firm commitments revenue	241,603	229,252	222,635
Ancillary revenue (ASC 606 revenue)	66,060	65,549	66,285
Ancillary revenue (ASC 842 revenue)	2,005	2,633	2,030
Total ancillary revenue	68,065	68,182	68,315
Total terminaling services fees	309,668	297,434	290,950
Management fees (ASC 606 revenue)	12,562	13,328	12,932
Management fees (ASC 842 revenue)	1,351	1,497	1,488
Total management fees	13,913	14,825	14,420
Product sales (ASC 606 revenue)	379,146	340,861	361,025
Total revenue	$702,727	$653,120	$666,395

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2025	$2,572	$620	$2,359	$—	$10,026	$20,817	$—	$36,394
2026	2,247	40	393	—	10,026	11,614	—	24,320
2027	1,427	—	—	—	6,128	1,351	—	8,906
2028	—	—	—	—	—	—	—	—
2029	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$6,246	$660	$2,752	$—	$26,180	$33,782	$—	$69,620

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2024 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2025	$189,533
2026	113,640
2027	48,890
2028	19,973
2029	10,577
Thereafter	17,103
Total estimated future ASC 842 revenue	$399,716

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2023	$21,008	$8,683	$29,691
Trade accounts receivable at December 31, 2024	$17,144	$7,219	$24,363

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

Years ended December 31, 2024, 2023 and 2022

deposits when payments are received from customers in advance of the terminaling services being provided, resulting in a contract liability accounted for under ASC 606 and ASC 842. This liability is presented as accrued liabilities in our consolidated balance sheets (see Note 10 of Notes to consolidated financial statements).

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2023	$1,519	$10,398	$11,917
Contract liabilities at December 31, 2024	$1,266	$12,608	$13,874

Revenue recognized during the year ended December 31, 2024, from amounts included in contract liabilities at December 31, 2023, was approximately $1.4 million for contracts under ASC 606 and approximately $10.0 million for contracts under ASC 842.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins”. Our chief operating decision maker considers the actual “net margins” as compared to the “net margins” for (i) the relevant prior period actual results, (ii) budget and (iii) guidance on a quarterly basis for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less cost of product sales and operating costs and expenses. The cost of product sales at our terminal in Tacoma, Washington includes product supply and transportation costs. The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, contract services, legal fees and materials and supplies needed to operate our terminals. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of Frontera, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate. In addition, Central services represent the cost of employees at standalone affiliate terminals that we operate or manage. We receive a fee from these affiliates based on our costs incurred. Accounting policies for each segment are the same as the accounting policies described in Note 1 of Notes to the consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Gulf Coast Terminals:
Terminaling services fees	$89,051	$88,380	$86,549
Management fees	81	73	63
Revenue	89,132	88,453	86,612
Operating costs and expenses	(26,279)	(24,426)	(23,550)
Net margins	62,853	64,027	63,062
Midwest Terminals:
Terminaling services fees	11,250	11,003	10,269
Revenue	11,250	11,003	10,269
Operating costs and expenses	(1,846)	(1,917)	(1,856)
Net margins	9,404	9,086	8,413
Brownsville Terminals:
Terminaling services fees	18,244	18,982	19,723
Management fees	5,910	6,064	5,911
Revenue	24,154	25,046	25,634
Operating costs and expenses	(11,980)	(9,898)	(10,240)
Net margins	12,174	15,148	15,394
River Terminals:
Terminaling services fees	15,452	14,425	14,466
Revenue	15,452	14,425	14,466
Operating costs and expenses	(6,896)	(6,777)	(6,681)
Net margins	8,556	7,648	7,785
Southeast Terminals:
Terminaling services fees	73,862	67,831	68,699
Management fees	966	1,065	1,150
Revenue	74,828	68,896	69,849
Operating costs and expenses	(29,180)	(26,475)	(25,754)
Net margins	45,648	42,421	44,095
West Coast Terminals:
Product sales	379,146	340,861	361,025
Terminaling services fees	101,809	96,813	91,244
Management fees	6	44	42
Revenue	480,961	437,718	452,311
Cost of product sales	(356,187)	(320,516)	(347,302)
Operating costs and expenses	(39,197)	(36,721)	(34,794)
Costs and expenses	(395,384)	(357,237)	(382,096)
Net margins	85,577	80,481	70,215
Central Services:
Management fees	6,950	7,579	7,254
Revenue	6,950	7,579	7,254
Operating costs and expenses	(17,964)	(18,483)	(15,761)
Net margins	(11,014)	(10,904)	(8,507)
Total net margins	213,198	207,907	200,457
General and administrative	(30,160)	(28,932)	(29,462)
Insurance	(6,847)	(6,822)	(6,289)
Deferred compensation	(3,840)	(4,272)	(3,778)
Depreciation and amortization	(71,846)	(70,876)	(71,106)
Earnings from unconsolidated affiliates	10,005	10,140	11,130
Operating income	110,510	107,145	100,952
Other expenses (interest and deferred debt issuance costs)	(100,428)	(104,199)	(59,003)
Net earnings	$10,082	$2,946	$41,949

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$89,132	$11,250	$24,154	$15,452	$74,828	$101,815	$6,950	$323,581
Product sales	—	—	—	—	—	379,146	—	379,146
Total revenue	$89,132	$11,250	$24,154	$15,452	$74,828	$480,961	$6,950	$702,727
Capital expenditures	$17,451	$234	$3,283	$2,393	$11,601	$22,282	$1,348	$58,592
Identifiable assets	$148,774	$13,145	$103,444	$41,728	$217,630	$431,829	$10,565	$967,115
Cash and cash equivalents								8,174
Investments in unconsolidated affiliates								317,392
Unrealized gain on interest rate swap agreements								19,081
Other								14,088
Total assets								$1,325,850

	Year ended December 31, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$88,453	$11,003	$25,046	$14,425	$68,896	$96,857	$7,579	$312,259
Product sales	—	—	—	—	—	340,861	—	340,861
Total revenue	$88,453	$11,003	$25,046	$14,425	$68,896	$437,718	$7,579	$653,120
Capital expenditures	$12,570	$70	$3,146	$3,848	$17,424	$21,302	$1,459	$59,819
Identifiable assets	$141,999	$14,987	$108,094	$44,783	$230,490	$442,868	$10,509	$993,730
Cash and cash equivalents								7,552
Investments in unconsolidated affiliates								320,110
Unrealized gain on interest rate swap agreements								13,027
Other								3,713
Total assets								$1,338,132

	Year ended December 31, 2022

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$86,612	$10,269	$25,634	$14,466	$69,849	$91,286	$7,254	$305,370
Product sales	—	—	—	—	—	361,025	—	361,025
Total revenue	$86,612	$10,269	$25,634	$14,466	$69,849	$452,311	$7,254	$666,395
Capital expenditures	$11,484	$816	$5,114	$1,963	$10,310	$24,017	$788	$54,492

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2024, 2023 and 2022

(17) SUBSEQUENT EVENTS

Terminal Facilities sale agreements. On January 22, 2025, the Company announced that it had entered into separate agreements for the sale of our terminal facilities on Fisher Island Miami, Florida and in Fairfax, Virginia. Proceeds from the terminal sales will be used for repayment of certain term debt obligations (See Note 1 of Notes to consolidated financial statements).

Credit Agreement amendment. On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement (See Note 11 of Notes to consolidated financial statements).

Senior notes. On February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030 at an issue price of 100% in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (See Note 11 of Notes to consolidated financial statements).

On February 21, 2025, the Company made an approximately $170.7 million distribution to our parent, TLP Finance Holdings, LLC to repay TLP Finance Holdings, LLC’s term loan due in 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2024.

March 27, 2025

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2024.

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

Executive Officers

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of TMC, a wholly owned subsidiary of ArcLight, as of February 28, 2025:

Name	Age	Position
Randal T. Maffett	64	Chief Executive Officer
Shawn L. Mongold	53	Executive Vice President and Chief Operating Officer
Robert T. Fuller	55	Executive Vice President, Chief Financial Officer and Treasurer
Holly P. Kranzmann	59	Executive Vice President, Business Development
Matthew B. White	52	Executive Vice President, General Counsel and Secretary

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

Holly P. Kranzmann has served as Executive Vice President, Business Development of the Company since January of 2023. Ms. Kranzmann previously served as Senior Vice President, Business Development from April 30, 2022 to December 31, 2022. Prior to joining the Company, from September 2019 until April 2022, Ms. Kranzmann provided advisory and consulting services to various clients including transportation and logistics companies, renewable energy providers, major oil companies and government agencies. From November 2013 to August 2019, Ms. Kranzmann served as Vice President, Logistics Development for Tesoro Logistics (the master limited partnership owned by Tesoro Corporation, an independent refining and marketing company) which primarily transported, stored, gathered, processed and distributed crude oil, refined products, natural gas and other energy related commodities. Ms. Kranzmann received a B.B.A in Transportation and Logistics from Iowa State University.

Matthew B. White has served as Executive Vice President, General Counsel and Secretary of the Company and its subsidiaries since September of 2021. Mr. White served as the Senior Vice President, Assistant General Counsel and Assistant Secretary of the Company from March 2021 to September 2021; as Vice President, Assistant General Counsel and Assistant Secretary from March 2017 to March 2021; and as Vice President and Assistant Secretary from March 2015 to March 2017. Prior to joining the Company, Mr. White served as in-house counsel to Oracle America Inc. and practiced at the law firm of Morrison & Foerster LLP. Mr. White received a B.S. in Civil Engineering from the United States Military Academy at West Point and a J.D. and M.B.A. from the University of Denver.

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

SAVINGS AND RETENTION PLAN

We have a savings and retention plan to compensate certain employees who provide services to the Company. The purpose of the savings and retention plan is to provide for the reward and retention of participants by providing them with awards that vest over future service periods. Our executive officers do not receive awards under the plan. Generally, only senior level management employees of TMS receive awards under the savings and retention plan. Awards under the plan vest as to 50% of a participant’s annual award on the first day of the month containing the second anniversary of the grant date and the remaining 50% on the first day of the month containing the third anniversary of the grant date, subject to earlier vesting upon a participant’s attainment of certain age or length of service thresholds as specified in the plan. Awards are payable as to 50% of a participant’s annual award in the month containing the second anniversary of the grant date, and the remaining 50% in the month containing the third anniversary of the grant date, subject to earlier payment upon the participant’s retirement after achieving the age or service thresholds, death or disability, involuntary termination without cause or termination of a participant’s employment following a change in control, each as specified in the plan. The awards are increased for the value of any accrued growth based on underlying “investments” deemed made with respect to the awards. The awards (including any accrued growth relating thereto) are subject to forfeiture until the vesting date.

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

TMC Services Agreement. Our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. As a result, we do not directly employ the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. Aggregate fees paid with respect to the services agreement for the years ended December 31, 2024, 2023 and 2022, were approximately $2.6 million, $2.5 million and $2.5 million, respectively.

Central Services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. Aggregate annual fees received with respect to services provided for SeaPort Midstream for the years ended December 31, 2024, 2023 and 2022, were approximately $4.2 million, $4.3 million and $3.9 million, respectively.

We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred. Aggregate annual fees received with respect to services performed for Lucknow-Highspire Terminals, LLC for the years ended December 31, 2024, 2023 and 2022, were approximately $2.8 million, $3.3 million and $3.4 million, respectively.

Operations and Reimbursement Agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended

December 31, 2024, 2023 and 2022, we recognized approximately $5.9 million, $6.1 million and $5.9 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling Services Agreements. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in March and April 2025. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 181,000 barrels of storage capacity. For the years ended December 31, 2024, 2023 and 2022, we recognized revenue related to these agreements of approximately $1.6 million, $1.9 million and $1.8 million, respectively.

Affiliate Loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At December 31, 2024 and 2023, the total outstanding borrowings under the Olympic Pipeline Company member loan were $30.0 million and $nil, respectively. Accordingly, we have recorded a loan receivable of approximately $9.0 million and $nil, respectively, representing our proportionate share of the outstanding borrowings. Olympic Pipeline Company used the proceeds from the member loan to fund a remediation project in 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2024	2023
Audit fees (1)	$1,298,000	$1,260,000
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$1,298,000	$1,260,000

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

4.1

Indenture, dated February 21, 2025, among TransMontaigne Partners LLC, the guarantors named therein and UMB Bank, National Association (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 26, 2025).

10.1

Contribution, Conveyance and Assumption Agreement, dated May 27, 2005, by and among TransMontaigne LLC, TransMontaigne Partners L.P., TransMontaigne GP L.L.C., TransMontaigne Operating GP L.L.C., TransMontaigne Operating Company L.P., TransMontaigne Product Services LLC and Coastal Fuels Marketing, Inc., Coastal Terminals L.L.C., Razorback L.L.C., TPSI Terminals L.L.C. and TransMontaigne Services LLC (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed by TransMontaigne Partners L.P. with the SEC on September 13, 2005).

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
10.4

Contribution Agreement dated as of November 17, 2021 by and among TransMontaigne Partners LLC, Pike Petroleum Fund VI Holdings, LLC, Pike Petroleum Holdings, LLC, PPH Management Holdings, LLC, TLP Acquisition Holdings, LLC, TLP Finance Holdings, LLC, and TransMontaigne Operating Company L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on November 19, 2021).

10.5

Credit Agreement dated as of November 17, 2021 by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on November 19, 2021).

10.6

Amendment No. 2 to Credit Agreement dated as of April 15, 2024 by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on April 17, 2024).

10.7

Amendment No. 3 to Credit Agreement dated as of October 28, 2024 by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on October 28, 2024).

10.8

Amendment No. 4 to Credit Agreement dated as of February 5, 2025 by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners LLC with the SEC on February 6, 2025).

10.9+

TLP Management Services, L.L.C. Amended and Restated Savings and Retention Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 15, 2019).

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
101*

The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners LLC and subsidiaries for the year ended December 31, 2024, formatted in Inline (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Randal T. Maffett	Chief Executive Officer	March 27, 2025
Randal T. Maffett

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 27, 2025
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 27, 2025
Lisa M. Kearney