Form 10-Q
period 2025-03-31
TransMontaigne Partners LLC
filed 2025-05-09
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

As of March 31, 2025, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes as of and for the year ended December 31, 2024, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 27, 2025 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three months ended March 31, 2025 and 2024:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$13,584	$8,174
Trade accounts receivable	26,862	24,363
Due from affiliates	1,970	2,251
Inventory	12,447	9,902
Other current assets	14,337	16,394
Assets held for sale	7,137	7,137
Total current assets	76,337	68,221
Property, plant and equipment, net	802,738	808,274
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	318,775	317,392
Right-of-use assets, operating leases	47,400	48,015
Other assets, net	51,166	65,362
	$1,315,002	$1,325,850
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$19,249	$11,089
Operating lease liabilities	2,318	2,370
Accrued liabilities	32,815	44,223
Current debt	11,535	11,535
Total current liabilities	65,917	69,217
Deferred revenue	362	410
Long-term operating lease liabilities	46,767	47,616
Long-term debt	1,581,479	1,407,908
Total liabilities	1,694,525	1,525,151
Commitments and contingencies (Note 13)
Equity:
Member interest	(379,523)	(199,301)
Total equity	(379,523)	(199,301)
	$1,315,002	$1,325,850

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended
	March 31,
	2025	2024
Revenue:
Terminal revenue	$83,073	$82,209
Product sales	84,554	83,699
Total revenue	167,627	165,908
Costs and expenses:
Cost of product sales	(79,306)	(78,291)
Operating	(33,792)	(32,565)
General and administrative	(7,398)	(8,878)
Insurance	(1,753)	(1,779)
Deferred compensation	(976)	(1,875)
Depreciation and amortization	(18,026)	(17,662)
Total costs and expenses	(141,251)	(141,050)
Earnings from unconsolidated affiliates	4,444	3,806
Operating income	30,820	28,664
Other expenses:
Interest expense	(35,891)	(13,040)
Deferred debt issuance costs	(2,538)	(1,041)
Total other expenses	(38,429)	(14,081)
Net earnings (loss)	$(7,609)	$14,583

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance December 31, 2023	$(122,916)	$(122,916)
Contributions from parent entities	971	971
Distributions to TLP Finance Holdings, LLC for debt service	(33,696)	(33,696)
Net earnings for the three months ended March 31, 2024	14,583	14,583
Balance March 31, 2024	$(141,058)	$(141,058)

Balance December 31, 2024	$(199,301)	$(199,301)
Contributions from parent entities	190	190
Distributions to TLP Finance Holdings, LLC for debt service	(172,803)	(172,803)
Net loss for the three months ended March 31, 2025	(7,609)	(7,609)
Balance March 31, 2025	$(379,523)	$(379,523)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$(7,609)	$14,583
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	18,026	17,662
Earnings from unconsolidated affiliates	(4,444)	(3,806)
Distributions from unconsolidated affiliates	3,061	2,708
Equity-based compensation	190	971
Amortization of deferred debt issuance costs	2,538	1,041
Amortization of deferred revenue	(48)	362
Unrealized (gain) loss on interest rate swap agreements	9,916	(11,247)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,499)	9,975
Due from affiliates	281	(377)
Inventory	(2,545)	1,581
Other current assets	469	4,369
Right-of-use assets, operating leases	758	896
Other assets, net	(31)	69
Trade accounts payable	6,599	8,162
Accrued liabilities	(11,408)	(9,585)
Operating lease liabilities	(1,044)	(925)
Net cash provided by operating activities	12,210	36,439
Cash flows from investing activities:
Olympic Pipeline Company member loan	5,100	—
Capital expenditures	(10,130)	(16,714)
Net cash used in investing activities	(5,030)	(16,714)
Cash flows from financing activities:
Proceeds from 8.500% senior unsecured notes	500,000	—
Repayments of 6.125% senior notes	(299,900)	—
Repayments of senior secured term loans	(2,884)	(2,500)
Borrowings under revolving credit facility	8,000	61,000
Repayments under revolving credit facility	(25,000)	(44,000)
Debt issuance costs	(9,183)	—
Distributions to TLP Finance Holdings, LLC for debt service	(172,803)	(33,696)
Net cash used in financing activities	(1,770)	(19,196)
Increase in cash and cash equivalents	5,410	529
Cash and cash equivalents at beginning of period	8,174	7,552
Cash and cash equivalents at end of period	$13,584	$8,081
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,697	$28,809
Property, plant and equipment acquired with accounts payable	$4,436	$5,492
Additions to right-of-use assets obtained from new operating lease liabilities	$143	$—
Non-cash contributions from parent entities	$190	$971

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

The Fisher Island terminal has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur in the third quarter of 2025, subject to customary closing conditions. Following the closing, we will lease the terminal from the buyer to allow us to continue servicing our current customer agreements through approximately May 2027. The Fisher Island land has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

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

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of March 31, 2025 and December 31, 2024 and our results of operations for the three months ended March 31, 2025 and 2024.

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera Brownsville LLC (“Frontera”) joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate the SeaPort Midstream Partners, LLC (“SeaPort Midstream”) joint venture and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred. Our administration of payroll for Lucknow-Highspire Terminals, LLC ended on December 31, 2024.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Management fee revenue is recognized at individual points in time as the services are performed or as the costs are incurred and is primarily accounted for in accordance with ASC 606. Management fees related to lease revenue are accounted for in accordance with ASC 842.

Product sales. Our product sales revenue refers to the sale of refined and renewable products at our terminal in Tacoma, Washington. Product sales revenue pricing is contractually specified, and we have determined that each transaction represents a separate performance obligation. Product sales revenue is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product purchases and transportation costs, as we are responsible for fulfilling the promise in the sales contract and maintain inventory risk. Product sales revenue is accounted for in accordance with ASC 606.

(d) Cash and cash equivalents

We consider all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At March 31, 2025 and December 31, 2024, our inventory was approximately $12.4 million and $9.9 million, respectively. At March 31, 2025 and December 31, 2024, our refined products inventory was approximately $8.8 million and $3.6 million, respectively. At March 31, 2025 and December 31, 2024, our renewable products inventory was approximately $3.6 million and $6.3 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three months ended March 31, 2025 and 2024.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2025 and 2024.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three months ended March 31, 2025 and 2024.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At March 31, 2025 and December 31, 2024, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At March 31, 2025 and December 31, 2024, the fair value of our interest rate swap agreements was approximately $9.2 million and $19.1 million, respectively (see Notes 4 and 9 of Notes to consolidated financial statements).

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended March 31, 2025 and 2024, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($9.9) million and $11.2 million, respectively.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.4 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in June 2025 and April 2026. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 95,000 to 181,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.4 million for both of the three months ended March 31, 2025 and 2024.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2027, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million for both of the three months ended March 31, 2025 and 2024.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. Our administration of payroll for Lucknow-Highspire Terminals, LLC ended on December 31, 2024. We recognized revenue related to reimbursements from these affiliates of approximately $0.2 million $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our wholly owned subsidiary TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

TransMontaigne Management Company with respect to the services agreement was approximately $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Trade accounts receivable	$26,862	$24,363

The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended
	March 31,
	2025	2024
Customer A	26%	25%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Unrealized gain on interest rate swap agreements	$2,860	$4,448
Amounts due from insurance companies	4,283	3,770
Prepaid insurance	1,212	2,869
Additive detergent	2,305	2,187
Prepaid inventory	678	678
Deposits and other assets	2,999	2,442
	$14,337	$16,394

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At March 31, 2025 and December 31, 2024, we recognized amounts due from insurance companies of approximately $4.3 million and $3.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the three months ended March 31, 2025, we increased our estimate of our probable insurance recoveries by approximately $0.5 million.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(5) ASSETS HELD FOR SALE

On January 22, 2025, the Company announced that it had entered into an agreement for the sale of our terminal facilities on Fisher Island Miami, Florida in our Gulf Coast terminals business segment. The Fisher Island terminal has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur in the third quarter of 2025, subject to customary closing conditions. Upon closing we will retain all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal, excluding land.

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

As a result, we have determined that the Fisher Island terminal land of approximately $7.1 million should be classified as held for sale at March 31, 2025 and December 31, 2024. The committed and planned sale and abandonment does not, however, represent a strategic shift that will have a major effect on our operations and financial results. Therefore, the effects of the planned sale and abandonment have not been reported as discontinued operations within the consolidated financial statements.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Land	$96,880	$96,880
Terminals, pipelines and equipment	1,455,868	1,446,804
Furniture, fixtures and equipment	21,171	20,840
Construction in progress	18,376	16,080
	1,592,295	1,580,604
Less accumulated depreciation	(789,557)	(772,330)
	$802,738	$808,274

At both March 31, 2025 and December 31, 2024, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $561.0 million of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(7) GOODWILL

Goodwill was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

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

At March 31, 2025 and December 31, 2024, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three months ended March 31, 2025 and 2024 or during the year ended December 31, 2024 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2025 and December 31, 2024, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
BOSTCO	42.5%	42.5%	$179,058	$180,920
Olympic Pipeline Company	30%	30%	87,802	84,975
SeaPort Midstream	51%	51%	34,187	33,495
Frontera	50%	50%	17,728	18,002
Total investments in unconsolidated affiliates			$318,775	$317,392

At March 31, 2025 and December 31, 2024, our investment in BOSTCO includes approximately $5.6 million and $5.7 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At March 31, 2025 and December 31, 2024, our investment in Olympic Pipeline Company includes approximately $5.0 million and $5.1 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
BOSTCO	$1,025	$2,002
Olympic Pipeline Company	2,827	1,492
SeaPort Midstream	692	579
Frontera	(100)	(267)
Total earnings from investments in unconsolidated affiliates	$4,444	$3,806

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
BOSTCO	$2,887	$2,560
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	174	148
Cash distributions received from unconsolidated affiliates	$3,061	$2,708

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	March 31,	December 31,
	2025	2024
Current assets	$91,438	$100,534
Long-term assets	747,691	754,457
Current liabilities	(48,352)	(69,826)
Long-term liabilities	(71,785)	(72,380)
Net assets	$718,992	$712,785

Statements of income:

	Three months ended
	March 31,
	2025	2024
Revenue	$56,009	$54,565
Expenses	(42,414)	(43,813)
Net income	$13,595	$10,752

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(9) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Customer relationships, net of accumulated amortization of $25,297 and $24,498, respectively	$40,233	$41,032
Unrealized gain on interest rate swap agreements	6,305	14,633
Olympic Pipeline Company member loan	3,900	9,000
Deposits and other assets	728	697
	$51,166	$65,362

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

Olympic Pipeline Company member loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At March 31, 2025 and December 31, 2024, the total outstanding borrowings under the Olympic Pipeline Company member loan were $13.0 million and $30.0 million, respectively. Accordingly, we have recorded a loan receivable of approximately $3.9 million and $9.0 million, respectively, representing our proportionate share of the outstanding borrowings. Olympic Pipeline Company used the proceeds from the member loan to fund a remediation project in 2024. We received a payment of approximately $5.1 million from Olympic Pipeline Company in January 2025. The remaining balance on the member loan was repaid in April 2025.

(10) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Customer advances and deposits	$13,407	$13,464
Accrued compensation expense	8,547	14,823
Interest payable	4,143	6,617
Accrued property taxes	5,368	5,515
Accrued environmental obligations	678	762
Accrued Washington State emissions allowances	—	616
Accrued expenses and other	672	2,426
	$32,815	$44,223

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Accrued Washington State emissions allowances. The Washington State Climate Commitment Act (“CCA”), implemented January 1, 2023, was designed to reduce greenhouse gas emissions. Rules implementing the CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. Accrued Washington State emissions allowances represent our obligation under the CCA to obtain emissions allowances for

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

certain products sold at the truck rack at our Tacoma, Washington terminal. We record the emissions allowance obligation at market value, net of allowances purchased and record the associated expense as cost of product sales when certain products are sold at the truck rack at our Tacoma, Washington terminal. At March 31, 2025, our emissions allowance purchases exceeded our emissions allowance obligation, therefore our emissions allowance purchases, net were recorded in inventory.

Accrued environmental obligations. At March 31, 2025 and December 31, 2024, we have accrued environmental obligations of approximately $0.7 million and $0.8 million, respectively, representing our best estimate of our remediation obligations. During the three months ended March 31, 2025, we made payments of approximately $0.1 million, towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

(11) DEBT

Long-term debt is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Senior secured term loans outstanding	$1,115,965	$1,118,849
Revolving credit facility outstanding	—	17,000
8.500% senior notes due in 2030	500,000	—
6.125% senior notes due in 2026	—	299,900
Unamortized deferred debt issuance costs (1)	(22,951)	(16,306)
Total debt	1,593,014	1,419,443
Current portion of senior secured term loans	(11,535)	(11,535)
Long-term debt	$1,581,479	$1,407,908
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loans and senior notes. For the three months ended March 31, 2025 and 2024, amortization of deferred debt issuance costs was approximately $1.2 million and $1.0 million, respectively. For the three months ended March 31, 2025 and 2024, expense related to the extinguishment of the 6.125% senior notes due in 2026, was approximately $1.3 million and $nil, respectively.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a consolidated debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024.

For the three months ended March 31, 2025 and 2024, the weighted average interest rate on borrowings was approximately 6.8% and 7.4%, respectively. At both March 31, 2025 and December 31, 2024, our outstanding letters of credit were approximately $0.4 million.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes. On February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030 at an issue price of 100% in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. The senior unsecured notes are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries that guarantee our Credit Agreement. Proceeds from the $500 million senior unsecured notes were used to redeem all of our 6.125% senior notes due in 2026 of approximately $299.9 million, fund distributions to TLP Finance Holdings, LLC of approximately $172.8 million to repay TLP Finance Holdings, LLC’s term loan due in 2025 and fees and expenses in connection with

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

the transaction, repay borrowings under our revolving credit facility of approximately $4.0 million, and approximately $9.2 million of debt issuance costs, with the remainder used for general corporate purposes.

The Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in the 6.125% senior notes and beginning February 21, 2025, the 8.500% senior unsecured notes. These notes contain customary covenants (including those relating to our voluntary filing of this Quarterly Report on Form 10-Q and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.8 million and $0.9 million is included in deferred compensation expense for the three months ended March 31, 2025 and 2024, respectively.

On September 14, 2023, an indirect parent of the Company granted class B units in the indirect parent of the Company to the officers of TMC. On September 14, 2023, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TMC. For the three months ended March 31, 2025 and 2024, we recognized approximately $0.2 million and $1.0 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three months ended March 31, 2025 and 2024, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended
	March 31,
	2025	2024
Operating leases	$1,330	$1,448
Variable lease costs (including insignificant short-term leases)	536	471
Sublease income as primary obligor	(174)	(277)
Total lease costs	$1,692	$1,642

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended
	March 31,
	2025	2024
Cash outflows for operating leases	$1,617	$1,478
Weighted average remaining lease term (years)	27.44	28.08
Weighted average discount rate	4.7%	4.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2025 and related imputed interest was as follows (in thousands):

Years ending December 31:
2025 (remainder of the year)	$2,512
2026	4,103
2027	4,496
2028	4,048
2029	3,443
Thereafter	67,348
Total lease payments	85,950
Less imputed interest	(36,865)
Present value of operating lease liabilities	$49,085

Contractual commitments. At March 31, 2025, we have contractual commitments of approximately $28.4 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024. The following methods and assumptions were used to estimate the fair value of financial instruments at March 31, 2025 and December 31, 2024.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Debt. The estimated fair value of our $1,116.0 million senior secured term loans at March 31, 2025 was approximately $1,111.8 million based on observable market trades. The estimated fair value of our $500 million senior unsecured notes at March 31, 2025 was approximately $497.2 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended
	March 31,
	2025	2024
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$52,346	$47,294
Firm commitments (ASC 606 revenue)	10,429	12,676
Total firm commitments revenue	62,775	59,970
Ancillary revenue (ASC 606 revenue)	17,094	17,364
Ancillary revenue (ASC 842 revenue)	343	481
Total ancillary revenue	17,437	17,845
Total terminaling services fees	80,212	77,815
Management fees (ASC 606 revenue)	2,607	4,007
Management fees (ASC 842 revenue)	254	387
Total management fees	2,861	4,394
Product sales (ASC 606 revenue)	84,554	83,699
Total revenue	$167,627	$165,908

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2025 (remainder of the year)	$2,913	$566	$1,776	$—	$7,414	$17,685	$—	$30,354
2026	2,781	136	579	—	9,885	15,546	—	28,927
2027	1,441	—	—	—	6,011	1,355	—	8,807
2028	—	—	—	—	—	—	—	—
2029	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$7,135	$702	$2,355	$—	$23,310	$34,586	$—	$68,088

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of March 31, 2025 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees and management fees which are expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2025 (remainder of the year)	$145,628
2026	130,344
2027	54,051
2028	24,970
2029	12,366
Thereafter	17,297
Total estimated future ASC 842 revenue	$384,656

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2024	$17,144	$7,219	$24,363
Trade accounts receivable at March 31, 2025	$18,428	$8,434	$26,862

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2024	$1,266	$12,608	$13,874
Contract liabilities at March 31, 2025	$2,029	$11,740	$13,769

Revenue recognized during the three months ended March 31, 2025, from amounts included in contract liabilities at December 31, 2024, was approximately $1.2 million for contracts under ASC 606 and approximately $12.2 million for contracts under ASC 842.

(16) BUSINESS SEGMENTS

We provide integrated terminaling, storage, transportation and related services to companies engaged in the trading, distribution and marketing of refined petroleum products, renewable products, crude oil, chemicals, fertilizers and other liquid products. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. Our chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews the financial performance of our business segments using disaggregated financial information about “net margins”. Our chief operating decision maker considers the actual “net margins” as compared to the “net margins” for (i) the relevant prior period actual results, (ii) budget and (iii) guidance on a quarterly basis for purposes of making operating decisions and assessing financial performance. “Net margins” is composed of revenue less cost of product sales and operating costs and expenses. The cost of product sales at our terminal in Tacoma, Washington includes product purchases and transportation costs. The operating costs and expenses of our operations include wages and employee benefits, utilities, communications, repairs and maintenance, rent, property taxes, vehicle expenses, environmental compliance costs, contract services, legal fees and materials and supplies needed to operate our terminals. Accordingly, we present “net margins” for each of our business segments: (i) Gulf Coast terminals, (ii) Midwest terminals, (iii) Brownsville terminals including management of Frontera, (iv) River terminals, (v) Southeast terminals, (vi) West Coast terminals and (vii) Central services. Our Central services segment primarily represents the costs of employees performing operating oversight functions, engineering, health, safety and environmental services to our terminals and terminals that we operate. In addition, Central services represent the cost of employees at standalone affiliate terminals that we operate or manage. We receive a fee from these affiliates based on our costs incurred. Accounting policies for each segment are the same as the accounting policies described in Note 1 of Notes to the consolidated financial statements.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Gulf Coast Terminals:
Terminaling services fees	$22,966	$22,564
Management fees	20	18
Revenue	22,986	22,582
Operating costs and expenses	(6,406)	(6,570)
Net margins	16,580	16,012
Midwest Terminals:
Terminaling services fees	2,671	2,849
Revenue	2,671	2,849
Operating costs and expenses	(507)	(496)
Net margins	2,164	2,353
Brownsville Terminals:
Terminaling services fees	4,634	4,541
Management fees	1,376	1,745
Revenue	6,010	6,286
Operating costs and expenses	(3,024)	(2,581)
Net margins	2,986	3,705
River Terminals:
Terminaling services fees	4,616	3,557
Revenue	4,616	3,557
Operating costs and expenses	(1,762)	(1,751)
Net margins	2,854	1,806
Southeast Terminals:
Terminaling services fees	18,656	19,493
Management fees	289	234
Revenue	18,945	19,727
Operating costs and expenses	(7,195)	(7,081)
Net margins	11,750	12,646
West Coast Terminals:
Product sales	84,554	83,699
Terminaling services fees	26,669	24,811
Revenue	111,223	108,510
Cost of product sales	(79,306)	(78,291)
Operating costs and expenses	(9,886)	(9,664)
Costs and expenses	(89,192)	(87,955)
Net margins	22,031	20,555
Central Services:
Management fees	1,176	2,397
Revenue	1,176	2,397
Operating costs and expenses	(5,012)	(4,422)
Net margins	(3,836)	(2,025)
Total net margins	54,529	55,052
General and administrative	(7,398)	(8,878)
Insurance	(1,753)	(1,779)
Deferred compensation	(976)	(1,875)
Depreciation and amortization	(18,026)	(17,662)
Earnings from unconsolidated affiliates	4,444	3,806
Operating income	30,820	28,664
Other expenses (interest and deferred debt issuance costs)	(38,429)	(14,081)
Net earnings (loss)	$(7,609)	$14,583

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended March 31, 2025

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$22,986	$2,671	$6,010	$4,616	$18,945	$26,669	$1,176	$83,073
Product sales	—	—	—	—	—	84,554	—	84,554
Total revenue	$22,986	$2,671	$6,010	$4,616	$18,945	$111,223	$1,176	$167,627
Capital expenditures	$4,468	$—	$360	$403	$1,463	$3,177	$259	$10,130
Identifiable assets	$152,451	$12,770	$102,020	$41,068	$212,997	$434,958	$9,991	$966,255
Cash and cash equivalents								13,584
Investments in unconsolidated affiliates								318,775
Unrealized gain on interest rate swap agreements								9,165
Other								7,223
Total assets								$1,315,002

	Three months ended March 31, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$22,582	$2,849	$6,286	$3,557	$19,727	$24,811	$2,397	$82,209
Product sales	—	—	—	—	—	83,699	—	83,699
Total revenue	$22,582	$2,849	$6,286	$3,557	$19,727	$108,510	$2,397	$165,908
Capital expenditures	$4,002	$162	$841	$505	$3,255	$7,656	$293	$16,714

(17) SUBSEQUENT EVENT

No subsequent transactions or events warranted recognition or disclosure in the accompanying financials or notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended
	March 31,
	2025	2024
Terminaling services fees	$80,212	$77,815
Management fees	2,861	4,394
Terminal revenue	$83,073	$82,209

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended
	March 31,
	2025	2024
Gulf Coast terminals	$22,986	$22,582
Midwest terminals	2,671	2,849
Brownsville terminals	6,010	6,286
River terminals	4,616	3,557
Southeast terminals	18,945	19,727
West Coast terminals	26,669	24,811
Central services	1,176	2,397
Terminal revenue	$83,073	$82,209

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended
	March 31,
	2025	2024
Gulf Coast terminals	$22,966	$22,564
Midwest terminals	2,671	2,849
Brownsville terminals	4,634	4,541
River terminals	4,616	3,557
Southeast terminals	18,656	19,493
West Coast terminals	26,669	24,811
Central services	—	—
Terminaling services fees	$80,212	$77,815

The increase in terminaling services fees at our River terminals is primarily a result of contracting available capacity and increased ancillary fees.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the second and third quarters of 2024.

Included in terminaling services fees for both of the three months ended March 31, 2025 and 2024, are fees charged to affiliates of approximately $0.4 million.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended
	March 31,
	2025	2024
Firm commitments	$62,775	$59,970
Ancillary	17,437	17,845
Terminaling services fees	$80,212	$77,815

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended March 31, 2025 are as follows (in thousands):

Less than 1 year remaining	$11,910	19%
1 year or more, but less than 3 years remaining	44,084	70%
3 years or more, but less than 5 years remaining	5,017	8%
5 years or more remaining	1,764	3%
Total firm commitments for the three months ended March 31, 2025	$62,775

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for a major oil company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate Frontera and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of a major oil company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred. Our administration of payroll for Lucknow-Highspire Terminals, LLC ended on December 31, 2024.

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended
	March 31,
	2025	2024
Gulf Coast terminals	$20	$18
Midwest terminals	—	—
Brownsville terminals	1,376	1,745
River terminals	—	—
Southeast terminals	289	234
West Coast terminals	—	—
Central services	1,176	2,397
Management fees	$2,861	$4,394

The decrease in management fees in Central services for the three months ended March 31, 2025 is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Included in management fees for the three months ended March 31, 2025 and 2024, are fees charged to affiliates of approximately $2.6 million and $4.1 million, respectively.

ANALYSIS OF PRODUCT SALES, GROSS MARGIN

Product sales, gross margin. Our product sales revenue refers to the sale of refined and renewable products at our terminal in Tacoma, Washington. Product sales revenue pricing is contractually specified and is recognized at a point in time when our customers take control and legal title of the commodities purchased. Product sales revenue is recorded gross of cost of product sales, which includes product purchases and transportation costs.

The product sales, gross margin was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Product sales	$84,554	$83,699
Cost of product sales	(79,306)	(78,291)
Product sales, gross margin	$5,248	$5,408

The increase in product sales and cost of product sales for the three months ended March 31, 2025, is primarily a result of increased product prices and volumes.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended
	March 31,
	2025	2024
Wages and employee benefits	$15,722	$15,256
Utilities and communication charges	3,451	3,562
Repairs and maintenance	2,883	2,751
Property taxes and rentals	5,214	5,237
Vehicles and fuel costs	371	376
Environmental compliance costs	1,576	1,242
Additive detergent costs	948	917
Contract services	872	897
Legal fees	1,151	613
Other	1,604	1,714
Operating costs and expenses	$33,792	$32,565

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended
	March 31,
	2025	2024
Gulf Coast terminals	$6,406	$6,570
Midwest terminals	507	496
Brownsville terminals	3,024	2,581
River terminals	1,762	1,751
Southeast terminals	7,195	7,081
West Coast terminals	9,886	9,664
Central services	5,012	4,422
Operating costs and expenses	$33,792	$32,565

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $7.4 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2025 is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both of the three months ended March 31, 2025 and 2024, the expense associated with insurance was approximately $1.8 million.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $1.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense was approximately $18.0 million and $17.7 million, respectively.

For the three months ended March 31, 2025 and 2024, interest expense was approximately $35.9 million and $13.0 million, respectively. Interest expense for the three months ended March 31, 2025 and 2024 is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately ($9.9) million and $11.2 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
BOSTCO	$1,025	$2,002
Olympic Pipeline Company	2,827	1,492
SeaPort Midstream	692	579
Frontera	(100)	(267)
Total earnings from investments in unconsolidated affiliates	$4,444	$3,806

The decrease in earnings from our investment in BOSTCO for the three months ended March 31, 2025 is primarily attributable to decreased ancillary revenue.

The increase in earnings from our investment in Olympic Pipeline Company for the three months ended March 31, 2025 is primarily attributable to decreased costs and expenses related to an Olympic Pipeline Company remediation project in 2024.

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
BOSTCO	$2,887	$2,560
Olympic Pipeline Company	—	—
SeaPort Midstream	—	—
Frontera	174	148
Cash distributions received from unconsolidated affiliates	$3,061	$2,708

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Net cash provided by operating activities	$12,210	$36,439
Net cash used in investing activities	$(5,030)	$(16,714)
Net cash used in financing activities	$(1,770)	$(19,196)

The approximately $24.2 million decrease in net cash provided by operating activities is primarily attributable to the timing of working capital requirements.

The approximately $11.7 million decrease in net cash used in investing activities is primarily related to receiving an approximately $5.1 million member loan payment from Olympic Pipeline Company and an approximately $6.6 million decrease in maintenance capital spend.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2026. At March 31, 2025, the remaining expenditures to complete the approved projects are estimated to be approximately $25.0 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

The approximately $17.4 million decrease in net cash used in financing activities is primarily related to an approximately $139.1 million increase in distributions to TLP Finance Holdings, LLC for debt service in 2025 as compared to 2024 and an approximately $34.4 million decrease in borrowings under the Credit Agreement; offset by an approximately $200.1 million increase in senior unsecured notes indebtedness. As discussed below, on February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030. Proceeds from the $500 million senior unsecured notes were used to redeem all of our 6.125% senior notes due in 2026 of approximately $299.9 million, fund distributions to TLP Finance Holdings, LLC of approximately $172.8 million to repay TLP Finance Holdings, LLC’s term loan due in 2025 and fees and expenses in connection with the transaction, repay borrowings under our revolving credit facility of approximately $4.0 million, and approximately $9.2 million of debt issuance costs, with the remainder used for general corporate purposes.

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

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a consolidated debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024.

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

					Twelve
	Three months ended				months ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2024	2024	2024	2025	2025
Financial performance covenant tests:
Net earnings (loss)	$3,449	$(19,417)	$11,467	$(7,609)	$(12,110)
Interest expense	24,045	49,865	6,819	35,891	116,620
Deferred debt issuance costs	1,158	1,244	3,216	2,538	8,156
State franchise taxes (income taxes)	544	625	512	495	2,176
Depreciation and amortization	17,852	17,872	18,460	18,026	72,210
Deferred compensation	647	643	675	976	2,941
One-time expenses (terminal sales, severance payments and legal expenses)	1,050	1,945	592	835	4,422
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,675	4,253	9,138	4,313	22,379
Consolidated EBITDA	$53,420	$57,030	$50,879	$55,465	$216,794
Proforma completed growth project credit (1)					2,048
Consolidated EBITDA for the leverage ratio (2)	$53,420	$57,030	$50,879	$55,465	$218,842
Maintenance capital	(7,823)	(10,563)	(9,705)	(8,801)	(36,892)
Total for the consolidated debt service coverage ratio	$45,597	$46,467	$41,174	$46,664	$181,950
Debt service:
Interest expense	$24,045	$49,865	$6,819	$35,891	$116,620
Unrealized gain (loss) on interest rate swap agreements	1,178	(24,086)	17,715	(9,916)	(15,109)
Scheduled principal payments	2,884	2,883	2,884	2,884	11,535
Total	$28,107	$28,662	$27,418	$28,859	$113,046

Credit Agreement consolidated debt service coverage ratio (>1.1x)					1.61

Consolidated senior secured net leverage ratio test:
Senior secured term loans outstanding					$1,115,965
Revolving credit facility outstanding					—
Less cash and cash equivalents					(13,584)
Senior secured debt					$1,102,381

Consolidated senior secured net leverage ratio (<6.75x)					5.04
(1)	Represents incremental annualized EBITDA for completed growth projects that have come online revenue in the last four quarters.
(2)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

Senior notes. On February 12, 2018, the Company and TLP Finance Corp., our wholly owned subsidiary, issued at par $300 million of 6.125% senior notes, due in 2026. On February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030 at an issue price of 100% in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended. The senior unsecured notes are guaranteed on a senior unsecured basis by all of the Company’s subsidiaries that guarantee our Credit Agreement. Proceeds from the $500 million senior unsecured notes were used to redeem all of our 6.125% senior notes due in 2026 of approximately $299.9 million, fund distributions to TLP Finance Holdings, LLC of approximately $172.8 million to repay TLP Finance Holdings, LLC’s term loan due in 2025 and fees and expenses in connection with the transaction, repay borrowings under our revolving credit facility of approximately $4.0 million, and approximately $9.2 million of debt issuance costs, with the remainder used for general corporate purposes.

The Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in the 6.125% senior notes and beginning February 21, 2025, the 8.500% senior unsecured notes. These notes contain customary covenants (including those relating to our voluntary filing of this Quarterly Report on Form 10-Q and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in this Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2025 in addition to the interim unaudited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part 1, Items 1 and 2 of this Quarterly Report on Form 10-Q. There are no material changes in the market risks faced by us from those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement (taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the credit facility, as amended by the amendments, remain unchanged.

We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At March 31, 2025, $780 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements, the majority of which expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based the one-month Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At March 31, 2025, we had outstanding borrowings of $1,116.0 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 13 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed on March 27, 2025, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: May 9, 2025	TransMontaigne Partners LLC

	By:	/s/ Randal T. Maffett Randal T. Maffett Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer