Form 10-Q
period 2025-06-30
TransMontaigne Partners LLC
filed 2025-08-12
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

As of June 30, 2025, the registrant has no common units outstanding.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes as of and for the year ended December 31, 2024, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 27, 2025 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and six months ended June 30, 2025 and 2024:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$32,885	$8,174
Trade accounts receivable	23,633	24,363
Due from affiliates	2,450	2,251
Inventory	12,801	9,902
Other current assets	15,085	16,394
Assets held for sale	14,161	7,137
Total current assets	101,015	68,221
Property, plant and equipment, net	791,290	808,274
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	317,889	317,392
Right-of-use assets, operating leases	46,784	48,015
Other assets, net	41,658	65,362
	$1,317,222	$1,325,850
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$22,463	$11,089
Operating lease liabilities	2,264	2,370
Accrued liabilities	47,014	44,223
Current debt	11,535	11,535
Total current liabilities	83,276	69,217
Deferred revenue	315	410
Long-term operating lease liabilities	46,069	47,616
Long-term debt, net of deferred debt issuance costs	1,579,647	1,407,908
Total liabilities	1,709,307	1,525,151
Commitments and contingencies (Note 13)
Equity:
Member interest	(392,085)	(199,301)
Total equity	(392,085)	(199,301)
	$1,317,222	$1,325,850

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Terminal revenue	$75,759	$79,236	$158,832	$161,445
Product sales	88,725	97,137	173,279	180,836
Total revenue	164,484	176,373	332,111	342,281
Costs and expenses:
Cost of product sales	(82,313)	(91,182)	(161,619)	(169,473)
Operating	(34,127)	(32,464)	(67,919)	(65,029)
General and administrative	(6,757)	(7,242)	(14,155)	(16,120)
Insurance	(1,708)	(1,652)	(3,461)	(3,431)
Deferred compensation	(480)	(647)	(1,456)	(2,522)
Depreciation and amortization	(18,149)	(17,852)	(36,175)	(35,514)
Total costs and expenses	(143,534)	(151,039)	(284,785)	(292,089)
Earnings from unconsolidated affiliates	3,572	3,318	8,016	7,124
Operating income	24,522	28,652	55,342	57,316
Other expenses:
Interest expense	(35,876)	(24,045)	(71,767)	(37,085)
Deferred debt issuance costs	(1,271)	(1,158)	(3,809)	(2,199)
Total other expenses	(37,147)	(25,203)	(75,576)	(39,284)
Net earnings (loss)	$(12,625)	$3,449	$(20,234)	$18,032

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance March 31, 2024	$(141,058)	$(141,058)
Contributions from parent entities	387	387
Distributions to TLP Finance Holdings, LLC for debt service	(36,317)	(36,317)
Net earnings for the three months ended June 30, 2024	3,449	3,449
Balance June 30, 2024	$(173,539)	$(173,539)

Balance March 31, 2025	$(379,523)	$(379,523)
Contributions from parent entities	164	164
Distributions to TLP Finance Holdings, LLC for debt service	(101)	(101)
Net loss for the three months ended June 30, 2025	(12,625)	(12,625)
Balance June 30, 2025	$(392,085)	$(392,085)

Balance December 31, 2023	$(122,916)	$(122,916)
Contributions from parent entities	1,358	1,358
Distributions to TLP Finance Holdings, LLC for debt service	(70,013)	(70,013)
Net earnings for the six months ended June 30, 2024	18,032	18,032
Balance June 30, 2024	$(173,539)	$(173,539)

Balance December 31, 2024	$(199,301)	$(199,301)
Contributions from parent entities	354	354
Distributions to TLP Finance Holdings, LLC for debt service	(172,904)	(172,904)
Net loss for the six months ended June 30, 2025	(20,234)	(20,234)
Balance June 30, 2025	$(392,085)	$(392,085)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$(12,625)	$3,449	$(20,234)	$18,032
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	18,149	17,852	36,175	35,514
Earnings from unconsolidated affiliates	(3,572)	(3,318)	(8,016)	(7,124)
Distributions from unconsolidated affiliates	4,458	2,668	7,519	5,376
Equity-based compensation	164	387	354	1,358
Amortization of deferred debt issuance costs	1,271	1,158	3,809	2,199
Amortization of deferred revenue	(47)	(459)	(95)	(97)
Unrealized (gain) loss on interest rate swap agreements	6,555	(1,178)	16,471	(12,425)
Changes in operating assets and liabilities:
Trade accounts receivable	3,229	(6,565)	730	3,410
Due from affiliates	(480)	660	(199)	283
Inventory	(354)	(9,013)	(2,899)	(7,432)
Other current assets	(2,384)	(4,418)	(1,915)	(49)
Right-of-use assets, operating leases	551	834	1,309	1,730
Other assets, net	(110)	365	(141)	434
Trade accounts payable	2,913	(149)	9,512	8,013
Accrued liabilities	14,199	7,884	2,791	(1,701)
Operating lease liabilities	(687)	(591)	(1,731)	(1,516)
Net cash provided by operating activities	31,230	9,566	43,440	46,005
Cash flows from investing activities:
Olympic Pipeline Company member loan	3,900	(9,000)	9,000	(9,000)
Capital expenditures	(12,625)	(12,976)	(22,755)	(29,690)
Net cash used in investing activities	(8,725)	(21,976)	(13,755)	(38,690)
Cash flows from financing activities:
Proceeds from 8.500% senior unsecured notes	—	—	500,000	—
Repayments of 6.125% senior notes	—	—	(299,900)	—
Repayments of senior secured term loans	(2,883)	(2,884)	(5,767)	(5,384)
Proceeds from senior secured term loans	—	150,000	—	150,000
Borrowings under revolving credit facility	—	36,000	8,000	97,000
Repayments under revolving credit facility	—	(127,000)	(25,000)	(171,000)
Debt issuance costs	(220)	(3,419)	(9,403)	(3,419)
Distributions to TLP Finance Holdings, LLC for debt service	(101)	(36,317)	(172,904)	(70,013)
Net cash provided by (used in) financing activities	(3,204)	16,380	(4,974)	(2,816)
Increase in cash and cash equivalents	19,301	3,970	24,711	4,499
Cash and cash equivalents at beginning of period	13,584	8,081	8,174	7,552
Cash and cash equivalents at end of period	$32,885	$12,051	$32,885	$12,051
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,922	$21,063	$47,619	$49,872
Property, plant and equipment acquired with accounts payable	$4,737	$5,453	$4,737	$5,453
Additions to right-of-use assets obtained from new operating lease liabilities	$(65)	$545	$78	$545
Non-cash contributions from parent entities	$164	$387	$354	$1,358

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

The Fisher Island terminal has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur in the fourth quarter of 2025, subject to customary closing conditions. Following the closing, we will lease the terminal from the buyer to allow us to continue servicing our current customer agreements through approximately May 2027. The Fisher Island land has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

The Fairfax terminal has active capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The purchase price is approximately $30.8 million. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. The closing is subject to customary closing conditions. The Fairfax terminal has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2025 and December 31, 2024 and our results of operations for the three and six months ended June 30, 2025 and 2024.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At June 30, 2025 and December 31, 2024, our inventory was approximately $12.8 million and $9.9 million, respectively. At June 30, 2025 and December 31, 2024, our refined products inventory was approximately $6.1 million and $3.6 million, respectively. At June 30, 2025 and December 31, 2024, our renewable products inventory was approximately $6.7 million and $6.3 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and six months ended June 30, 2025 and 2024.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2025 and 2024.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and six months ended June 30, 2025 and 2024.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At June 30, 2025 and December 31, 2024, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At June 30, 2025 and December 31, 2024, the fair value of our interest rate swap agreements was approximately $2.6 million and $19.1 million, respectively (see Notes 4 and 9 of Notes to consolidated financial statements).

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended June 30, 2025 and 2024, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($6.6) million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($16.5) million and $12.4 million, respectively.

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.2 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. We recognized revenue related to this operations and reimbursement agreement of approximately $2.6 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that will expire in August 2025, April 2026 and May 2026. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 227,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.4 million for both of the three months ended June 30, 2025 and 2024. We recognized revenue related to these agreements of approximately $0.8 million for both of the six months ended June 30, 2025 and 2024.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2027, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. We recognized revenue related to this operating and administrative agreement of approximately $2.0 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.1 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. We recognized revenue related to reimbursements from these affiliates of approximately $0.3 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. Our administration of payroll for Lucknow-Highspire Terminals, LLC ended on December 31, 2024.

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our wholly owned subsidiary TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.6 million for both of the three months ended June 30, 2025 and 2024. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $1.3 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Trade accounts receivable	$23,633	$24,363

The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Customer A	25%	28%	26%	27%

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Unrealized gain on interest rate swap agreements	$1,224	$4,448
Amounts due from insurance companies	3,893	3,770
Prepaid insurance	5,274	2,869
Additive detergent	1,970	2,187
Prepaid inventory	678	678
Deposits and other assets	2,046	2,442
	$15,085	$16,394

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At June 30,

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

2025 and December 31, 2024, we recognized amounts due from insurance companies of approximately $3.9 million and $3.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the six months ended June 30, 2025, we received insurance recoveries of approximately $0.9 million and increased our estimate of our probable insurance recoveries by approximately $1.0 million.

(5) ASSETS HELD FOR SALE

On January 22, 2025, the Company announced that it had entered into separate agreements for the sale of our terminal facilities on Fisher Island Miami, Florida and in Fairfax, Virginia. Proceeds from the terminal sales will be used for repayment of certain term debt obligations.

The Fisher Island terminal in our Gulf Coast terminals business segment has active capacity of approximately 700,000 barrels for the storage of marine fuels. The purchase price is approximately $180 million. The closing of the sale is expected to occur in the fourth quarter of 2025, subject to customary closing conditions. Upon closing we will retain all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal, excluding land.

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

The Fairfax terminal in our Southeast terminals business segment has active capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The purchase price is approximately $30.8 million. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. The closing is subject to customary closing conditions.

As a result, we have determined that the Fisher Island terminal land of approximately $7.1 million should be classified as held for sale at June 30, 2025 and December 31, 2024, and the Fairfax terminal of approximately $7.0 million should be classified as held for sale at June 30, 2025. The committed and planned sales and abandonment do not, however, represent a strategic shift that will have a major effect on our operations and financial results. Therefore, the effects of the planned sales and abandonment have not been reported as discontinued operations within the consolidated financial statements.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Land	$94,930	$96,880
Terminals, pipelines and equipment	1,445,817	1,446,804
Furniture, fixtures and equipment	21,562	20,840
Construction in progress	24,097	16,080
	1,586,406	1,580,604
Less accumulated depreciation	(795,116)	(772,330)
	$791,290	$808,274

At June 30, 2025 and December 31, 2024, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $548.4 million and $561.0 million, respectively, of

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At June 30, 2025 and December 31, 2024, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and six months ended June 30, 2025 and 2024 or during the year ended December 31, 2024 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2025 and December 31, 2024, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
BOSTCO	42.5%	42.5%	$177,640	$180,920
Olympic Pipeline Company	30%	30%	88,609	84,975
SeaPort Midstream	51%	51%	34,508	33,495
Frontera	50%	50%	17,132	18,002
Total investments in unconsolidated affiliates			$317,889	$317,392

At June 30, 2025 and December 31, 2024, our investment in BOSTCO includes approximately $5.6 million and $5.7 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At June 30, 2025 and December 31, 2024, our investment in Olympic Pipeline Company includes approximately $5.0 million and $5.1 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
BOSTCO	$1,513	$763	$2,538	$2,765
Olympic Pipeline Company	1,450	1,631	4,277	3,123
SeaPort Midstream	799	927	1,491	1,506
Frontera	(190)	(3)	(290)	(270)
Total earnings from investments in unconsolidated affiliates	$3,572	$3,318	$8,016	$7,124

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
BOSTCO	$2,931	$2,668	$5,818	$5,228
Olympic Pipeline Company	643	—	643	—
SeaPort Midstream	478	—	478	—
Frontera	406	—	580	148
Cash distributions received from unconsolidated affiliates	$4,458	$2,668	$7,519	$5,376

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	June 30,	December 31,
	2025	2024
Current assets	$83,160	$100,534
Long-term assets	745,251	754,457
Current liabilities	(39,285)	(69,826)
Long-term liabilities	(70,988)	(72,380)
Net assets	$718,138	$712,785

Statements of income:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$56,555	$53,526	$112,564	$108,091
Expenses	(46,368)	(43,899)	(88,782)	(87,712)
Net income	$10,187	$9,627	$23,782	$20,379

(9) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Customer relationships, net of accumulated amortization of $26,096 and $24,498, respectively	$39,434	$41,032
Unrealized gain on interest rate swap agreements	1,386	14,633
Olympic Pipeline Company member loan	—	9,000
Deposits and other assets	838	697
	$41,658	$65,362

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

Olympic Pipeline Company member loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At June 30, 2025 and December 31, 2024, the total outstanding borrowings under the Olympic Pipeline Company member loan were $nil and $30.0 million, respectively. Accordingly, we have recorded a loan receivable of $nil and $9.0 million, respectively, representing our proportionate share of the outstanding borrowings. Olympic Pipeline Company used the proceeds from the member loan to fund a remediation project in 2024. The member loan was repaid in the first half of 2025.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(10) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Customer advances and deposits	$13,883	$13,464
Accrued compensation expense	11,135	14,823
Interest payable	14,795	6,617
Accrued property taxes	5,743	5,515
Accrued environmental obligations	662	762
Accrued Washington State emissions allowances	—	616
Accrued expenses and other	796	2,426
	$47,014	$44,223

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Accrued environmental obligations. At June 30, 2025 and December 31, 2024, we have accrued environmental obligations of approximately $0.7 million and $0.8 million, respectively, representing our best estimate of our remediation obligations. During the six months ended June 30, 2025, we made payments of approximately $0.1 million, towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

Accrued Washington State emissions allowances. The Washington State Climate Commitment Act (“CCA”), implemented January 1, 2023, was designed to reduce greenhouse gas emissions. Rules implementing the CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. Accrued Washington State emissions allowances represent our obligation under the CCA to obtain emissions allowances for certain products sold at the truck rack at our Tacoma, Washington terminal. We record the emissions allowance obligation at market value, net of allowances purchased and record the associated expense as cost of product sales when certain products are sold at the truck rack at our Tacoma, Washington terminal. At June 30, 2025, our emissions allowance purchases exceeded our emissions allowance obligation, therefore our emissions allowance purchases, net were recorded in inventory.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(11) DEBT

Long-term debt, net of deferred debt issuance costs is as follows (in thousands):

	June 30,	December 31,
	2025	2024
Senior secured term loans outstanding	$1,113,082	$1,118,849
Revolving credit facility outstanding	—	17,000
8.500% senior unsecured notes due in 2030	500,000	—
6.125% senior notes due in 2026	—	299,900
Unamortized deferred debt issuance costs (1)	(21,900)	(16,306)
Total debt, net of deferred debt issuance costs	1,591,182	1,419,443
Current portion of senior secured term loans	(11,535)	(11,535)
Long-term debt, net of deferred debt issuance costs	$1,579,647	$1,407,908
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loans and senior notes. For the three months ended June 30, 2025 and 2024, amortization of deferred debt issuance costs was approximately $1.3 million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, amortization of deferred debt issuance costs was approximately $2.5 million and $2.2 million, respectively. For both of the three months ended June 30, 2025 and 2024, expense related to the extinguishment of the 6.125% senior notes due in 2026, was $nil.

For the six months ended June 30, 2025 and 2024, expense related to the extinguishment of the 6.125% senior notes due in 2026, was approximately $1.3 million and $nil, respectively.

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

On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement, which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement (taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 4, remain unchanged.

On August 1, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 5 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “TL Repricing”). After giving effect to the TL Repricing, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either Term SOFR plus an applicable margin of 2.5% or an alternate base rate plus an applicable margin of 1.5%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 5, remain unchanged.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a consolidated debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the six months ended June 30, 2025 and the year ended December 31, 2024.

For the six months ended June 30, 2025 and 2024, the weighted average interest rate on borrowings was approximately 6.8% and 7.5%, respectively. At both June 30, 2025 and December 31, 2024, our outstanding letters of credit were approximately $0.4 million.

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.3 million and $0.2 million is included in deferred compensation expense for the three months ended June 30, 2025 and 2024, respectively. For savings and retention plan awards to employees, approximately $1.1 million is included in deferred compensation expense for both of the six months ended June 30, 2025 and 2024.

On September 14, 2023, an indirect parent of the Company granted class B units in the indirect parent of the Company to the officers of TMC. On September 14, 2023, an indirect parent of the Company modified existing class B units in the indirect parent of the Company to the officers of TMC. For the three months ended June 30, 2025 and 2024, we recognized approximately $0.2 million and $0.4 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units. For the six months ended June 30, 2025 and 2024, we recognized approximately $0.4 million and $1.4 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and six months ended June 30, 2025 and 2024, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating leases	$1,334	$1,384	$2,664	$2,832
Variable lease costs (including insignificant short-term leases)	294	412	830	883
Sublease income as primary obligor	(174)	(275)	(348)	(552)
Total lease costs	$1,454	$1,521	$3,146	$3,163

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash outflows for operating leases	$1,470	$1,141	$3,087	$2,619
Weighted average remaining lease term (years)	27.51	27.85	27.51	27.85
Weighted average discount rate	4.7%	4.5%	4.7%	4.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2025 and related imputed interest was as follows (in thousands):

Years ending December 31:
2025 (remainder of the year)	$1,157
2026	4,115
2027	4,508
2028	4,060
2029	3,447
Thereafter	67,348
Total lease payments	84,635
Less imputed interest	(36,302)
Present value of operating lease liabilities	$48,333

Contractual commitments. At June 30, 2025, we have contractual commitments of approximately $32.7 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and six months ended June 30, 2025 and 2024. The following methods and assumptions were used to estimate the fair value of financial instruments at June 30, 2025 and December 31, 2024.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Debt. The estimated fair value of our $1,113.1 million senior secured term loans at June 30, 2025 was approximately $1,117.3 million based on observable market trades. The estimated fair value of our $500 million senior unsecured notes at June 30, 2025 was approximately $524.4 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$47,722	$46,286	$100,068	$93,580
Firm commitments (ASC 606 revenue)	11,313	12,036	21,742	24,712
Total firm commitments revenue	59,035	58,322	121,810	118,292
Ancillary revenue (ASC 606 revenue)	13,191	16,427	30,285	33,791
Ancillary revenue (ASC 842 revenue)	928	899	1,271	1,380
Total ancillary revenue	14,119	17,326	31,556	35,171
Total terminaling services fees	73,154	75,648	153,366	153,463
Management fees (ASC 606 revenue)	2,357	3,227	4,964	7,234
Management fees (ASC 842 revenue)	248	361	502	748
Total management fees	2,605	3,588	5,466	7,982
Product sales (ASC 606 revenue)	88,725	97,137	173,279	180,836
Total revenue	$164,484	$176,373	$332,111	$342,281

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2025 (remainder of the year)	$2,100	$442	$2,346	$—	$5,193	$12,064	$—	$22,145
2026	2,961	165	923	—	9,778	15,638	—	29,465
2027	1,464	—	—	—	5,890	1,358	—	8,712
2028	—	—	—	—	—	—	—	—
2029	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$6,525	$607	$3,269	$—	$20,861	$29,060	$—	$60,322

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of June 30, 2025 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees and management fees which are expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2025 (remainder of the year)	$93,889
2026	132,051
2027	53,228
2028	24,375
2029	12,096
Thereafter	17,309
Total estimated future ASC 842 revenue	$332,948

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2024	$17,144	$7,219	$24,363
Trade accounts receivable at June 30, 2025	$16,244	$7,389	$23,633

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2024	$1,266	$12,608	$13,874
Contract liabilities at June 30, 2025	$2,413	$11,785	$14,198

Revenue recognized during the six months ended June 30, 2025, from amounts included in contract liabilities at December 31, 2024, was approximately $1.2 million for contracts under ASC 606 and approximately $12.2 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Gulf Coast Terminals:
Terminaling services fees	$21,716	$21,538	$44,682	$44,102
Management fees	17	25	37	43
Revenue	21,733	21,563	44,719	44,145
Operating costs and expenses	(5,826)	(6,072)	(12,232)	(12,642)
Net margins	15,907	15,491	32,487	31,503
Midwest Terminals:
Terminaling services fees	2,708	2,837	5,379	5,686
Revenue	2,708	2,837	5,379	5,686
Operating costs and expenses	(486)	(393)	(993)	(889)
Net margins	2,222	2,444	4,386	4,797
Brownsville Terminals:
Terminaling services fees	(654)	4,633	3,980	9,174
Management fees	1,200	1,432	2,576	3,177
Revenue	546	6,065	6,556	12,351
Operating costs and expenses	(4,130)	(2,940)	(7,154)	(5,521)
Net margins	(3,584)	3,125	(598)	6,830
River Terminals:
Terminaling services fees	4,336	3,742	8,952	7,299
Revenue	4,336	3,742	8,952	7,299
Operating costs and expenses	(2,135)	(1,747)	(3,897)	(3,498)
Net margins	2,201	1,995	5,055	3,801
Southeast Terminals:
Terminaling services fees	17,592	17,771	36,248	37,264
Management fees	251	212	540	446
Revenue	17,843	17,983	36,788	37,710
Operating costs and expenses	(7,056)	(6,849)	(14,251)	(13,930)
Net margins	10,787	11,134	22,537	23,780
West Coast Terminals:
Product sales	88,725	97,137	173,279	180,836
Terminaling services fees	27,456	25,127	54,125	49,938
Management fees	—	6	—	6
Revenue	116,181	122,270	227,404	230,780
Cost of product sales	(82,313)	(91,182)	(161,619)	(169,473)
Operating costs and expenses	(9,452)	(10,106)	(19,338)	(19,770)
Costs and expenses	(91,765)	(101,288)	(180,957)	(189,243)
Net margins	24,416	20,982	46,447	41,537
Central Services:
Management fees	1,137	1,913	2,313	4,310
Revenue	1,137	1,913	2,313	4,310
Operating costs and expenses	(5,042)	(4,357)	(10,054)	(8,779)
Net margins	(3,905)	(2,444)	(7,741)	(4,469)
Total net margins	48,044	52,727	102,573	107,779
General and administrative	(6,757)	(7,242)	(14,155)	(16,120)
Insurance	(1,708)	(1,652)	(3,461)	(3,431)
Deferred compensation	(480)	(647)	(1,456)	(2,522)
Depreciation and amortization	(18,149)	(17,852)	(36,175)	(35,514)
Earnings from unconsolidated affiliates	3,572	3,318	8,016	7,124
Operating income	24,522	28,652	55,342	57,316
Other expenses (interest and deferred debt issuance costs)	(37,147)	(25,203)	(75,576)	(39,284)
Net earnings (loss)	$(12,625)	$3,449	$(20,234)	$18,032

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended June 30, 2025

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,733	$2,708	$546	$4,336	$17,843	$27,456	$1,137	$75,759
Product sales	—	—	—	—	—	88,725	—	88,725
Total revenue	$21,733	$2,708	$546	$4,336	$17,843	$116,181	$1,137	$164,484
Capital expenditures	$3,700	$—	$987	$964	$2,429	$4,065	$480	$12,625
Identifiable assets	$151,549	$12,731	$101,231	$41,331	$210,990	$429,138	$10,022	$956,992
Cash and cash equivalents								32,885
Investments in unconsolidated affiliates								317,889
Unrealized gain on interest rate swap agreements								2,610
Other								6,846
Total assets								$1,317,222

	Three months ended June 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$21,563	$2,837	$6,065	$3,742	$17,983	$25,133	$1,913	$79,236
Product sales	—	—	—	—	—	97,137	—	97,137
Total revenue	$21,563	$2,837	$6,065	$3,742	$17,983	$122,270	$1,913	$176,373
Capital expenditures	$3,236	$—	$1,001	$304	$2,548	$5,389	$498	$12,976

	Six months ended June 30, 2025

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$44,719	$5,379	$6,556	$8,952	$36,788	$54,125	$2,313	$158,832
Product sales	—	—	—	—	—	173,279	—	173,279
Total revenue	$44,719	$5,379	$6,556	$8,952	$36,788	$227,404	$2,313	$332,111
Capital expenditures	$8,168	$—	$1,347	$1,367	$3,892	$7,242	$739	$22,755

	Six months ended June 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$44,145	$5,686	$12,351	$7,299	$37,710	$49,944	$4,310	$161,445
Product sales	—	—	—	—	—	180,836	—	180,836
Total revenue	$44,145	$5,686	$12,351	$7,299	$37,710	$230,780	$4,310	$342,281
Capital expenditures	$7,238	$162	$1,842	$809	$5,803	$13,045	$791	$29,690

(17) SUBSEQUENT EVENT

On August 1, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 5 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “TL Repricing”). After giving effect to the TL Repricing, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either Term SOFR plus an applicable margin of 2.5% or an alternate base rate plus an applicable margin of 1.5%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 5, remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2025 AND 2024

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended
	June 30,
	2025	2024
Terminaling services fees	$73,154	$75,648
Management fees	2,605	3,588
Terminal revenue	$75,759	$79,236

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended
	June 30,
	2025	2024
Gulf Coast terminals	$21,733	$21,563
Midwest terminals	2,708	2,837
Brownsville terminals	546	6,065
River terminals	4,336	3,742
Southeast terminals	17,843	17,983
West Coast terminals	27,456	25,133
Central services	1,137	1,913
Terminal revenue	$75,759	$79,236

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended
	June 30,
	2025	2024
Gulf Coast terminals	$21,716	$21,538
Midwest terminals	2,708	2,837
Brownsville terminals	(654)	4,633
River terminals	4,336	3,742
Southeast terminals	17,592	17,771
West Coast terminals	27,456	25,127
Central services	—	—
Terminaling services fees	$73,154	$75,648

The decrease in terminaling services fees at our Brownsville terminals is primarily a result of a one-time customer settlement of approximately $4.4 million during the second quarter of 2025.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the second and third quarters of 2024 and increased ancillary fees.

Included in terminaling services fees for both of the three months ended June 30, 2025 and 2024, are fees charged to affiliates of approximately $0.4 million.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended
	June 30,
	2025	2024
Firm commitments	$59,035	$58,322
Ancillary	14,119	17,326
Terminaling services fees	$73,154	$75,648

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended June 30, 2025 are as follows (in thousands):

Less than 1 year remaining	$23,826	40%
1 year or more, but less than 3 years remaining	29,433	50%
3 years or more, but less than 5 years remaining	4,011	7%
5 years or more remaining	1,765	3%
Total firm commitments for the three months ended June 30, 2025	$59,035

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended
	June 30,
	2025	2024
Gulf Coast terminals	$17	$25
Midwest terminals	—	—
Brownsville terminals	1,200	1,432
River terminals	—	—
Southeast terminals	251	212
West Coast terminals	—	6
Central services	1,137	1,913
Management fees	$2,605	$3,588

The decrease in management fees in Central services for the three months ended June 30, 2025 is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Included in management fees for the three months ended June 30, 2025 and 2024, are fees charged to affiliates of approximately $2.3 million and $3.3 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Three months ended
	June 30,
	2025	2024
Product sales	$88,725	$97,137
Cost of product sales	(82,313)	(91,182)
Product sales, gross margin	$6,412	$5,955

The decrease in product sales and cost of product sales for the three months ended June 30, 2025, is primarily a result of decreased product prices.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended
	June 30,
	2025	2024
Wages and employee benefits	$15,713	$15,131
Utilities and communication charges	3,381	3,340
Repairs and maintenance	3,459	3,575
Property taxes and rentals	5,051	4,862
Vehicles and fuel costs	410	411
Environmental compliance costs	1,265	1,326
Additive detergent costs	1,130	928
Contract services	795	655
Legal fees	1,365	902
Other	1,558	1,334
Operating costs and expenses	$34,127	$32,464

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended
	June 30,
	2025	2024
Gulf Coast terminals	$5,826	$6,072
Midwest terminals	486	393
Brownsville terminals	4,130	2,940
River terminals	2,135	1,747
Southeast terminals	7,056	6,849
West Coast terminals	9,452	10,106
Central services	5,042	4,357
Operating costs and expenses	$34,127	$32,464

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $6.8 million and $7.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in general and administrative expenses for the three months ended June 30, 2025 is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For both of the three months ended June 30, 2025 and 2024, the expense associated with insurance was approximately $1.7 million.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025 and 2024, depreciation and amortization expense was approximately $18.1 million and $17.9 million, respectively.

For the three months ended June 30, 2025 and 2024, interest expense was approximately $35.9 million and $24.0 million, respectively. Interest expense for the three months ended June 30, 2025 and 2024 is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately ($6.6) million and $1.2 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	June 30,
	2025	2024
BOSTCO	$1,513	$763
Olympic Pipeline Company	1,450	1,631
SeaPort Midstream	799	927
Frontera	(190)	(3)
Total earnings from investments in unconsolidated affiliates	$3,572	$3,318

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	June 30,
	2025	2024
BOSTCO	$2,931	$2,668
Olympic Pipeline Company	643	—
SeaPort Midstream	478	—
Frontera	406	—
Cash distributions received from unconsolidated affiliates	$4,458	$2,668

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Six months ended
	June 30,
	2025	2024
Terminaling services fees	$153,366	$153,463
Management fees	5,466	7,982
Terminal revenue	$158,832	$161,445

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Six months ended
	June 30,
	2025	2024
Gulf Coast terminals	$44,719	$44,145
Midwest terminals	5,379	5,686
Brownsville terminals	6,556	12,351
River terminals	8,952	7,299
Southeast terminals	36,788	37,710
West Coast terminals	54,125	49,944
Central services	2,313	4,310
Terminal revenue	$158,832	$161,445

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Six months ended
	June 30,
	2025	2024
Gulf Coast terminals	$44,682	$44,102
Midwest terminals	5,379	5,686
Brownsville terminals	3,980	9,174
River terminals	8,952	7,299
Southeast terminals	36,248	37,264
West Coast terminals	54,125	49,938
Central services	—	—
Terminaling services fees	$153,366	$153,463

The decrease in terminaling services fees at our Brownsville terminals is primarily a result of a one-time customer settlement of approximately $4.4 million during the second quarter of 2025.

The increase in terminaling services fees at our River terminals is primarily a result of contracting available capacity and increased ancillary fees.

The decrease in terminaling services fees at our Southeast terminals is primarily a result of available capacity and decreased ancillary fees.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the second and third quarters of 2024 and increased ancillary fees.

Included in terminaling services fees for both of the six months ended June 30, 2025 and 2024, are fees charged to affiliates of approximately $0.8 million.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Six months ended
	June 30,
	2025	2024
Firm commitments	$121,810	$118,292
Ancillary	31,556	35,171
Terminaling services fees	$153,366	$153,463

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Six months ended
	June 30,
	2025	2024
Gulf Coast terminals	$37	$43
Midwest terminals	—	—
Brownsville terminals	2,576	3,177
River terminals	—	—
Southeast terminals	540	446
West Coast terminals	—	6
Central services	2,313	4,310
Management fees	$5,466	$7,982

The decrease in management fees in Central services for the six months ended June 30, 2025 is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Included in management fees for the six months ended June 30, 2025 and 2024, are fees charged to affiliates of approximately $4.9 million and $7.5 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Six months ended
	June 30,
	2025	2024
Product sales	$173,279	$180,836
Cost of product sales	(161,619)	(169,473)
Product sales, gross margin	$11,660	$11,363

The decrease in product sales and cost of product sales for the six months ended June 30, 2025, is primarily a result of decreased product prices.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Six months ended
	June 30,
	2025	2024
Wages and employee benefits	$31,435	$30,387
Utilities and communication charges	6,832	6,902
Repairs and maintenance	6,342	6,326
Property taxes and rentals	10,265	10,099
Vehicles and fuel costs	781	787
Environmental compliance costs	2,841	2,568
Additive detergent costs	2,078	1,845
Contract services	1,667	1,552
Legal fees	2,516	1,515
Other	3,162	3,048
Operating costs and expenses	$67,919	$65,029

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Six months ended
	June 30,
	2025	2024
Gulf Coast terminals	$12,232	$12,642
Midwest terminals	993	889
Brownsville terminals	7,154	5,521
River terminals	3,897	3,498
Southeast terminals	14,251	13,930
West Coast terminals	19,338	19,770
Central services	10,054	8,779
Operating costs and expenses	$67,919	$65,029

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $14.2 million and $16.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in general and administrative expenses for the six months ended June 30, 2025 is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the six months ended June 30, 2025 and 2024, the expense associated with insurance was approximately $3.5 million and $3.4 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $1.5 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025 and 2024, depreciation and amortization expense was approximately $36.2 million and $35.5 million, respectively.

For the six months ended June 30, 2025 and 2024, interest expense was approximately $71.8 million and $37.1 million, respectively. Interest expense for the six months ended June 30, 2025 and 2024 is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately ($16.5) million and $12.4 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Six months ended
	June 30,
	2025	2024
BOSTCO	$2,538	$2,765
Olympic Pipeline Company	4,277	3,123
SeaPort Midstream	1,491	1,506
Frontera	(290)	(270)
Total earnings from investments in unconsolidated affiliates	$8,016	$7,124

The increase in earnings from our investment in Olympic Pipeline Company for the six months ended June 30, 2025, is primarily attributable to a tariff rate increase in July 2024.

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Six months ended
	June 30,
	2025	2024
BOSTCO	$5,818	$5,228
Olympic Pipeline Company	643	—
SeaPort Midstream	478	—
Frontera	580	148
Cash distributions received from unconsolidated affiliates	$7,519	$5,376

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Six months ended
	June 30,
	2025	2024
Net cash provided by operating activities	$43,440	$46,005
Net cash used in investing activities	$(13,755)	$(38,690)
Net cash used in financing activities	$(4,974)	$(2,816)

The approximately $25.0 million decrease in net cash used in investing activities is primarily related to an approximately $6.9 million decrease in expansion capital spend and receiving member loan payments from Olympic Pipeline Company totaling approximately $9.0 million in the first half of 2025. The approximately $9.0 million member loan was made to Olympic Pipeline Company in the second quarter of 2024.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2026. At June 30, 2025, the remaining expenditures to complete the approved projects are estimated to be approximately $25.0 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

Net cash used in financing activities decreased approximately $2.2 million. As discussed below, on February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030. Proceeds from the $500 million senior unsecured notes were used to redeem all of our 6.125% senior notes due in 2026 of approximately $299.9 million, fund distributions to TLP Finance Holdings, LLC of approximately $172.8 million to repay TLP Finance Holdings, LLC’s term loan due in 2025 and fees and expenses in connection with the transaction, repay borrowings under our revolving credit facility of approximately $4.0 million, and approximately $9.2 million of debt issuance costs, with the remainder used for general corporate purposes.

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

On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement, which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement

(taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 4, remain unchanged.

On August 1, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 5 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “TL Repricing”). After giving effect to the TL Repricing, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either Term SOFR plus an applicable margin of 2.5% or an alternate base rate plus an applicable margin of 1.5%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 5, remain unchanged.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a consolidated debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the six months ended June 30, 2025 and the year ended December 31, 2024.

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

					Twelve
	Three months ended				months ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2024	2024	2025	2025	2025
Financial performance covenant tests:
Net earnings (loss)	$(19,417)	$11,467	$(7,609)	$(12,625)	$(28,184)
Interest expense	49,865	6,819	35,891	35,876	128,451
Deferred debt issuance costs	1,244	3,216	2,538	1,271	8,269
State franchise taxes (income taxes)	625	512	495	506	2,138
Depreciation and amortization	17,872	18,460	18,026	18,149	72,507
Deferred compensation	643	675	976	480	2,774
One-time expenses (terminal sales, severance payments and legal expenses)	1,945	592	835	2,118	5,490
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,253	9,138	4,313	4,691	22,395
Consolidated EBITDA	$57,030	$50,879	$55,465	$50,466	$213,840
Proforma completed growth project credit (1)					672
Consolidated EBITDA for the leverage ratio (2)	$57,030	$50,879	$55,465	$50,466	$214,512
Maintenance capital	(10,563)	(9,705)	(8,801)	(9,974)	(39,043)
Total for the consolidated debt service coverage ratio	$46,467	$41,174	$46,664	$40,492	$175,469
Debt service:
Interest expense	$49,865	$6,819	$35,891	$35,876	$128,451
Unrealized gain (loss) on interest rate swap agreements	(24,086)	17,715	(9,916)	(6,555)	(22,842)
Scheduled principal payments	2,883	2,884	2,884	2,883	11,534
Total	$28,662	$27,418	$28,859	$32,204	$117,143

Credit Agreement consolidated debt service coverage ratio (>1.1x)					1.50

Consolidated senior secured net leverage ratio test:
Senior secured term loans outstanding					$1,113,082
Revolving credit facility outstanding					—
Less cash and cash equivalents					(32,885)
Senior secured debt					$1,080,197

Consolidated senior secured net leverage ratio (<6.75x)					5.04
(1)	Represents incremental annualized EBITDA for completed growth projects that have come online revenue in the last four quarters.
(2)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

On February 5, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 4 to the Credit Agreement, which provides for, among other things, (i) the extension of the maturity date with respect to the revolving credit facility (the “Extension”) and (ii) the reduction of the applicable margin of the loans under the revolving credit facility (the “RCF Repricing”). After giving effect to the Extension and RCF Repricing, (i) the maturity date of the revolving credit facility shall be the earlier of August 31, 2029 or, to the extent that any senior secured term loans under the Credit Agreement remain outstanding, the date that is ninety-one (91) days prior to the maturity date of such senior secured term loans under the Credit Agreement (taking into account any extensions or refinancings thereof) and (ii) loans under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%. The other terms and conditions of the credit facility, as amended by the amendments, remain unchanged.

On August 1, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 5 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “TL Repricing”). After giving effect to the TL Repricing, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either Term SOFR plus an applicable margin of 2.5% or an alternate base rate plus an applicable margin of 1.5%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 5, remain unchanged.

We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At June 30, 2025, $780 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements, the majority of which expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based the one-month Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At June 30, 2025, we had outstanding borrowings of $1,113.1 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment No. 5 to the Credit Agreement, dated as of August 1, 2025, by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on August 1, 2025).

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: August 12, 2025	TransMontaigne Partners LLC

	By:	/s/ Randal T. Maffett Randal T. Maffett Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer