Form 10-Q
period 2025-09-30
TransMontaigne Partners LLC
filed 2025-11-14
CIK 1319229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

As of September 30, 2025, the registrant has no common units outstanding.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in this Quarterly Report under the heading “Item 1A. Risk Factors”, and under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025 with the United States Securities and Exchange Commission, and the risk factors and other cautionary statements contained in our other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements of TransMontaigne Partners LLC as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 are included herein beginning on the following page. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes as of and for the year ended December 31, 2024, together with our discussion and analysis of financial condition and results of operations, included in our Annual Report on Form 10-K, filed on March 27, 2025 with the Securities and Exchange Commission (File No. 001-32505).

TransMontaigne Partners LLC is a holding company with the following 100% owned operating subsidiaries during the three and nine months ended September 30, 2025 and 2024:

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

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets (unaudited)

(In thousands)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$53,598	$8,174
Trade accounts receivable	30,103	24,363
Due from affiliates	3,193	2,251
Inventory	9,308	9,902
Other current assets	14,739	16,394
Assets held for sale	14,161	7,137
Total current assets	125,102	68,221
Property, plant and equipment, net	789,287	808,274
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	311,419	317,392
Right-of-use assets, operating leases	46,572	48,015
Other assets, net	39,529	65,362
	$1,330,495	$1,325,850
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$25,607	$11,089
Operating lease liabilities	2,527	2,370
Accrued liabilities	61,975	44,223
Current debt	11,131	11,535
Total current liabilities	101,240	69,217
Deferred revenue	268	410
Other liabilities	883	—
Long-term operating lease liabilities	45,800	47,616
Long-term debt, net of deferred debt issuance costs	1,582,590	1,407,908
Total liabilities	1,730,781	1,525,151
Commitments and contingencies (Note 14)
Equity:
Member interest	(400,286)	(199,301)
Total equity	(400,286)	(199,301)
	$1,330,495	$1,325,850

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Terminal revenue	$80,148	$80,955	$238,980	$242,400
Product sales	83,852	109,732	257,131	290,568
Total revenue	164,000	190,687	496,111	532,968
Costs and expenses:
Cost of product sales	(76,961)	(102,377)	(238,580)	(271,850)
Operating	(35,205)	(33,471)	(103,124)	(98,500)
General and administrative	(6,869)	(7,366)	(21,024)	(23,486)
Insurance	(2,113)	(1,694)	(5,574)	(5,125)
Deferred compensation	(536)	(643)	(1,992)	(3,165)
Depreciation and amortization	(18,066)	(17,872)	(54,241)	(53,386)
Total costs and expenses	(139,750)	(163,423)	(424,535)	(455,512)
Earnings from unconsolidated affiliates	1,189	4,428	9,205	11,552
Operating income	25,439	31,692	80,781	89,008
Other expenses:
Interest expense	(29,728)	(49,865)	(101,495)	(86,950)
Deferred debt issuance costs	(3,970)	(1,244)	(7,779)	(3,443)
Total other expenses	(33,698)	(51,109)	(109,274)	(90,393)
Net loss	$(8,259)	$(19,417)	$(28,493)	$(1,385)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity (unaudited)

(In thousands)

	Member
	interest	Total
Balance June 30, 2024	$(173,539)	$(173,539)
Contributions from parent entities	266	266
Distributions to TLP Finance Holdings, LLC for debt service	(10,754)	(10,754)
Net loss for the three months ended September 30, 2024	(19,417)	(19,417)
Balance September 30, 2024	$(203,444)	$(203,444)

Balance June 30, 2025	$(392,085)	$(392,085)
Contributions from parent entities	151	151
Distributions to TLP Finance Holdings, LLC for debt service	(93)	(93)
Net loss for the three months ended September 30, 2025	(8,259)	(8,259)
Balance September 30, 2025	$(400,286)	$(400,286)

Balance December 31, 2023	$(122,916)	$(122,916)
Contributions from parent entities	1,624	1,624
Distributions to TLP Finance Holdings, LLC for debt service	(80,767)	(80,767)
Net loss for the nine months ended September 30, 2024	(1,385)	(1,385)
Balance September 30, 2024	$(203,444)	$(203,444)

Balance December 31, 2024	$(199,301)	$(199,301)
Contributions from parent entities	505	505
Distributions to TLP Finance Holdings, LLC for debt service	(172,997)	(172,997)
Net loss for the nine months ended September 30, 2025	(28,493)	(28,493)
Balance September 30, 2025	$(400,286)	$(400,286)

See accompanying notes to consolidated financial statements (unaudited).

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows (unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net loss	$(8,259)	$(19,417)	$(28,493)	$(1,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,066	17,872	54,241	53,386
Earnings from unconsolidated affiliates	(1,189)	(4,428)	(9,205)	(11,552)
Distributions from unconsolidated affiliates	7,659	1,874	15,178	7,250
Equity-based compensation	151	266	505	1,624
Amortization of deferred debt issuance costs	2,764	1,244	6,573	3,443
Amortization of deferred revenue	(47)	(419)	(142)	(516)
Unrealized loss on interest rate swap agreements	1,516	24,086	17,987	11,661
Changes in operating assets and liabilities:
Trade accounts receivable	(6,470)	2,733	(5,740)	6,143
Due from affiliates	(743)	37	(942)	320
Inventory	3,493	6,721	594	(711)
Other current assets	1,099	998	(816)	949
Right-of-use assets, operating leases	663	952	1,972	2,682
Other assets, net	(55)	(90)	(196)	344
Trade accounts payable	2,157	(1,692)	11,669	6,321
Accrued liabilities	14,961	(2,962)	17,752	(4,663)
Operating lease liabilities	(457)	(710)	(2,188)	(2,226)
Net cash provided by operating activities	35,309	27,065	78,749	73,070
Cash flows from investing activities:
Olympic Pipeline Company member loan	—	—	9,000	(9,000)
Capital expenditures	(14,278)	(14,810)	(37,033)	(44,500)
Net cash used in investing activities	(14,278)	(14,810)	(28,033)	(53,500)
Cash flows from financing activities:
Proceeds from 8.500% senior unsecured notes	—	—	500,000	—
Repayments of 6.125% senior notes	—	—	(299,900)	—
Repayments of senior secured term loans	—	(2,883)	(5,767)	(8,267)
Proceeds from senior secured term loans	—	—	—	150,000
Borrowings under revolving credit facility	—	11,300	8,000	108,300
Repayments under revolving credit facility	—	(11,300)	(25,000)	(182,300)
Debt issuance costs	(225)	(62)	(9,628)	(3,481)
Distributions to TLP Finance Holdings, LLC for debt service	(93)	(10,754)	(172,997)	(80,767)
Net cash used in financing activities	(318)	(13,699)	(5,292)	(16,515)
Increase (decrease) in cash and cash equivalents	20,713	(1,444)	45,424	3,055
Cash and cash equivalents at beginning of period	32,885	12,051	8,174	7,552
Cash and cash equivalents at end of period	$53,598	$10,607	$53,598	$10,607
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,801	$31,143	$65,420	$81,015
Property, plant and equipment acquired with accounts payable	$5,724	$4,567	$5,724	$4,567
Additions to right-of-use assets obtained from new operating lease liabilities	$451	$352	$529	$897
Non-cash contributions from parent entities	$151	$266	$505	$1,624

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

On October 8, 2025, the Company completed the sale of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. The Fisher Island terminal facility has active capacity of approximately 700,000 barrels for the storage of marine fuels. Proceeds from the sale of the Fisher Island terminal facility were used for the repayment of certain term debt obligations (see Note 12 of Notes to consolidated financial statements).

Effective as of closing, we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and leased the terminal facility from the buyer to allow us to continue our existing operations servicing our current customer agreements through August 2027. The Fisher Island terminal facility land has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

The Fairfax terminal facility has active capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The purchase price is approximately $30.8 million. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. The closing is subject to customary closing conditions. The Fairfax terminal facility has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of September 30, 2025 and December 31, 2024 and our results of operations for the three and nine months ended September 30, 2025 and 2024.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At September 30, 2025 and December 31, 2024, our inventory was approximately $9.3 million and $9.9 million, respectively. At September 30, 2025 and December 31, 2024, our refined products inventory was approximately $3.9 million and $3.6 million, respectively. At September 30, 2025 and December 31, 2024, our renewable products inventory was approximately $5.4 million and $6.3 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the three and nine months ended September 30, 2025 and 2024.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying amount of the asset group over its estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2025 and 2024.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges during the three and nine months ended September 30, 2025 and 2024.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

assets is indeterminable and the amount of any associated costs are believed to be insignificant. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At September 30, 2025 and December 31, 2024, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At September 30, 2025 and December 31, 2024, the fair value of our interest rate swap agreements was approximately $1.1 million and $19.1 million, respectively (see Notes 4, 9 and 11 of Notes to consolidated financial statements).

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the three months ended September 30, 2025 and 2024, we recognized an unrealized loss on interest rate swap agreements of approximately $1.5 million and $24.1 million, respectively. For the nine months ended September 30, 2025 and 2024, we recognized an unrealized loss on interest rate swap agreements of approximately $18.0 million and $11.7 million, respectively.

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

(l) Comprehensive income

Entities that report items of other comprehensive income have the option to present the components of net loss and comprehensive income in either one continuous financial statement, or two consecutive financial statements. As we have no components of comprehensive income other than net loss, no statement of comprehensive income has been presented.

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operations and reimbursement agreement of approximately $1.3 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. We recognized revenue related to this operations and reimbursement agreement of approximately $3.8 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that expired or will expire in August 2025, April 2026 and May 2026. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 227,000 barrels of storage capacity. We recognized revenue related to these agreements of approximately $0.7 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. We recognized revenue related to these agreements of approximately $1.5 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2027, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. We recognized revenue related to this operating and administrative agreement of approximately $1.0 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. We recognized revenue related to this operating and administrative agreement of approximately $3.1 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. We recognized revenue related to reimbursements from these affiliates of approximately $0.1 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. We recognized revenue related to reimbursements from these affiliates of approximately $0.3 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our administration of payroll for Lucknow-Highspire Terminals, LLC ended on December 31, 2024.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Services agreement—TransMontaigne Management Company, LLC. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our wholly owned subsidiary TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to the executive officers, plus a 1% administration fee. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $0.9 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. Aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $2.3 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Trade accounts receivable consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Trade accounts receivable	$30,103	$24,363

The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

		Three months ended		Nine months ended
		September 30,		September 30,
Customer	Business Segment	2025	2024	2025	2024
Customer A (1)	West Coast terminals	15%	25%	22%	26%
(1)	For both the three and nine months ended September 30, 2025 and 2024, 99% of Customer A's consolidated revenue was related to product sales and 1% was related to terminal revenue.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(4) OTHER CURRENT ASSETS

Other current assets were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Unrealized gain on interest rate swap agreements	$1,977	$4,448
Amounts due from insurance companies	4,120	3,770
Prepaid insurance	4,421	2,869
Additive detergent	1,854	2,187
Prepaid inventory	678	678
Deposits and other assets	1,689	2,442
	$14,739	$16,394

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs and property claims with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable. At September 30, 2025 and December 31, 2024, we recognized amounts due from insurance companies of approximately $4.1 million and $3.8 million, respectively, representing our best estimate of our probable insurance recoveries. During the nine months ended September 30, 2025, we received insurance recoveries of approximately $0.9 million and increased our estimate of our probable insurance recoveries by approximately $1.2 million.

(5) ASSETS HELD FOR SALE

On January 22, 2025, the Company announced that it had entered into separate agreements for the sale of our terminal facilities on Fisher Island Miami, Florida and in Fairfax, Virginia. Proceeds from the terminal sales will be used for repayment of certain term debt obligations.

On October 8, 2025, the Company completed the sale of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. The Fisher Island terminal facility has active capacity of approximately 700,000 barrels for the storage of marine fuels. Proceeds from the sale of the Fisher Island terminal facility were used for the repayment of certain term debt obligations (see Note 12 of Notes to consolidated financial statements).

Effective as of closing, we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and leased the terminal facility from the buyer to allow us to continue our existing operations servicing our current customer agreements through August 2027. At the end of the lease, we plan to abandon the terminal property, plant, and equipment, net. Accordingly, we will apply abandonment accounting and accelerate the depreciation of the terminal property, plant and equipment, net of approximately $5.8 million, over the course of the lease term. We are currently evaluating the impact of the terminal facility lease on the gain on the sale of the Fisher Island terminal facility land.

The Fairfax terminal facility in our Southeast terminals business segment has active capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The purchase price is approximately $30.8 million. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. The closing is subject to customary closing conditions.

As a result, we have determined that the Fisher Island terminal facility land of approximately $7.1 million should be classified as held for sale at September 30, 2025 and December 31, 2024, and the Fairfax terminal facility of approximately $7.0 million should be classified as held for sale at September 30, 2025. The committed and planned sales and abandonment do not, however, represent a strategic shift that will have a major effect on our operations and financial

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

results. Therefore, the effects of the planned sales and abandonment have not been reported as discontinued operations within the consolidated financial statements.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Land	$94,930	$96,880
Terminals, pipelines and equipment	1,461,269	1,446,804
Furniture, fixtures and equipment	22,077	20,840
Construction in progress	23,395	16,080
	1,601,671	1,580,604
Less accumulated depreciation	(812,384)	(772,330)
	$789,287	$808,274

At September 30, 2025 and December 31, 2024, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $546.7 million and $561.0 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

(7) GOODWILL

Goodwill was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Brownsville terminals	$8,485	$8,485
West Coast terminals	10,101	10,101
	$18,586	$18,586

Goodwill is required to be tested for impairment annually unless events or changes in circumstances indicate it is more likely than not that an impairment loss has been incurred at an interim date. Our annual test for the impairment of goodwill is performed as of December 31. The impairment test is performed at the reporting unit level. Our reporting units are our business segments (see Note 17 of Notes to consolidated financial statements). The fair value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents an estimate of the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

At September 30, 2025 and December 31, 2024, our Brownsville and West Coast terminals contained goodwill. We did not recognize any goodwill impairment charges during the three and nine months ended September 30, 2025 and 2024 or during the year ended December 31, 2024 for these reporting units. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville or West Coast terminals could result in the recognition of an impairment charge in the future.

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At September 30, 2025 and December 31, 2024, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
BOSTCO	42.5%	42.5%	$175,441	$180,920
Olympic Pipeline Company	30%	30%	84,340	84,975
SeaPort Midstream	51%	51%	34,846	33,495
Frontera	50%	50%	16,792	18,002
Total investments in unconsolidated affiliates			$311,419	$317,392

At September 30, 2025 and December 31, 2024, our investment in BOSTCO includes approximately $5.5 million and $5.7 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At September 30, 2025 and December 31, 2024, our investment in Olympic Pipeline Company includes approximately $4.9 million and $5.1 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
BOSTCO	$1,002	$1,047	$3,540	$3,812
Olympic Pipeline Company	(243)	2,303	4,034	5,426
SeaPort Midstream	571	1,033	2,062	2,539
Frontera	(141)	45	(431)	(225)
Total earnings from investments in unconsolidated affiliates	$1,189	$4,428	$9,205	$11,552

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
BOSTCO	$3,201	$1,769	$9,019	$6,997
Olympic Pipeline Company	4,026	—	4,669	—
SeaPort Midstream	233	—	711	—
Frontera	199	105	779	253
Cash distributions received from unconsolidated affiliates	$7,659	$1,874	$15,178	$7,250

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	September 30,	December 31,
	2025	2024
Current assets	$74,400	$100,534
Long-term assets	741,652	754,457
Current liabilities	(46,495)	(69,826)
Long-term liabilities	(70,484)	(72,380)
Net assets	$699,073	$712,785

Statements of income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$53,475	$54,776	$166,039	$162,867
Expenses	(50,463)	(42,010)	(139,245)	(129,722)
Net income	$3,012	$12,766	$26,794	$33,145

(9) OTHER ASSETS, NET

Other assets, net was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Customer relationships, net of accumulated amortization of $26,894 and $24,498, respectively	$38,636	$41,032
Unrealized gain on interest rate swap agreements	—	14,633
Olympic Pipeline Company member loan	—	9,000
Deposits and other assets	893	697
	$39,529	$65,362

Customer relationships. Other assets, net include certain customer relationships at our West Coast terminals. These customer relationships are being amortized on a straight-line basis over approximately ten to twenty years.

Olympic Pipeline Company member loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At September 30, 2025 and December 31, 2024, the total outstanding borrowings under the Olympic Pipeline Company member loan were $nil and $30.0 million, respectively. Accordingly, we have recorded a loan

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

receivable of $nil and $9.0 million, respectively, representing our proportionate share of the outstanding borrowings. Olympic Pipeline Company used the proceeds from the member loan to fund a remediation project in 2024. The member loan was repaid in the first half of 2025.

(10) ACCRUED LIABILITIES

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Interest payable	$25,540	6,617
Customer advances and deposits	13,756	13,464
Accrued compensation expense	11,759	14,823
Accrued property taxes	9,154	5,515
Accrued environmental obligations	635	762
Accrued Washington State emissions allowances	—	616
Accrued expenses and other	1,131	2,426
	$61,975	$44,223

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Accrued environmental obligations. At September 30, 2025 and December 31, 2024, we have accrued environmental obligations of approximately $0.6 million and $0.8 million, respectively, representing our best estimate of our remediation obligations. During the nine months ended September 30, 2025, we made payments of approximately $0.1 million towards our environmental remediation obligations. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

Accrued Washington State emissions allowances. The Washington State Climate Commitment Act (“CCA”), implemented January 1, 2023, was designed to reduce greenhouse gas emissions. Rules implementing the CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and tracking of tradable emissions allowances, and establish additional compliance and accountability measures. Accrued Washington State emissions allowances represent our obligation under the CCA to obtain emissions allowances for certain products sold at the truck rack at our Tacoma, Washington terminal. We record the emissions allowance obligation at market value, net of allowances purchased and record the associated expense as cost of product sales when certain products are sold at the truck rack at our Tacoma, Washington terminal. At September 30, 2025, our emissions allowance purchases exceeded our emissions allowance obligation, therefore our emissions allowance purchases, net were recorded in inventory.

(11) OTHER LIABILITIES

Other liabilities was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Unrealized loss on interest rate swap agreements	$883	$—

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(12) DEBT

Long-term debt, net of deferred debt issuance costs is as follows (in thousands):

	September 30,	December 31,
	2025	2024
Senior secured term loans outstanding	$1,113,082	$1,118,849
Revolving credit facility outstanding	—	17,000
8.500% senior unsecured notes due in 2030	500,000	—
6.125% senior notes due in 2026	—	299,900
Unamortized deferred debt issuance costs (1)	(19,361)	(16,306)
Total debt, net of deferred debt issuance costs	1,593,721	1,419,443
Current portion of senior secured term loans	(11,131)	(11,535)
Long-term debt, net of deferred debt issuance costs	$1,582,590	$1,407,908
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loans and senior notes. For the three months ended September 30, 2025 and 2024, amortization of deferred debt issuance costs was approximately $1.3 million and $1.2 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization of deferred debt issuance costs was approximately $3.8 million and $3.4 million, respectively. For the three months ended September 30, 2025 and 2024, loss on extinguishment expense was approximately $1.5 million and $nil, respectively. For the nine months ended September 30, 2025 and 2024, loss on extinguishment expense was $2.8 million and $nil, respectively. For both the three and nine months ended September 30, 2025 and 2024, expense related to one-time debt issuance costs to amend the Credit Agreement was approximately $1.2 million and $nil, respectively.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

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

On October 9, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $170 million prepayment on our senior secured term loans with the proceeds from the sale of the Fisher Island terminal facility (see Note 1 of Notes to consolidated financial statements).

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a consolidated debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the nine months ended September 30, 2025 and the year ended December 31, 2024.

For the nine months ended September 30, 2025 and 2024, the weighted average interest rate on borrowings was approximately 6.7% and 7.5%, respectively. At both September 30, 2025 and December 31, 2024, our outstanding letters of credit were approximately $0.4 million.

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

(13) DEFERRED COMPENSATION EXPENSE

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $0.3 million is included in deferred compensation expense for both of the three months ended September 30, 2025 and 2024. For savings and retention plan awards to employees, approximately $1.5 million and $1.6 million is included in deferred compensation expense for the nine months ended September 30, 2025 and 2024, respectively.

On September 14, 2023, an indirect parent of the Company granted class B units and modified existing class B units in the indirect parent of the Company to the officers of TMC. For the three months ended September 30, 2025 and 2024, we recognized approximately $0.2 million and $0.3 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units. For the nine months ended September 30, 2025 and 2024, we recognized approximately $0.5 million and $1.6 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

(14) COMMITMENTS AND CONTINGENCIES

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

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the three and nine months ended September 30, 2025 and 2024, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Following are components of our lease costs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating leases	$1,341	$1,511	$4,005	$4,343
Variable lease costs (including insignificant short-term leases)	469	431	1,299	1,314
Sublease income as primary obligor	(182)	(286)	(530)	(838)
Total lease costs	$1,628	$1,656	$4,774	$4,819

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash outflows for operating leases	$1,135	$1,268	$4,222	$3,887
Weighted average remaining lease term (years)	27.17	27.69	27.17	27.69
Weighted average discount rate	4.7%	4.5%	4.7%	4.5%

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2025 and related imputed interest was as follows (in thousands):

Years ending December 31:
2025 (remainder of the year)	$1,033
2026	3,565
2027	4,534
2028	4,087
2029	3,460
Thereafter	67,346
Total lease payments (1)	84,025
Less imputed interest	(35,698)
Present value of operating lease liabilities	$48,327
(1)	In October 2025, we entered into an approximately two-year land lease agreement with annual payments of approximately $12.6 million. The lease can be terminated by either party upon no less than six months’ notice prior to the end of the lease term. The lease will be accounted for as an operating lease under ASC 842.

Contractual commitments. At September 30, 2025, we have contractual commitments of approximately $30.4 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the three and nine months ended September 30, 2025 and 2024. The following methods and assumptions were used to estimate the fair value of financial instruments at September 30, 2025 and December 31, 2024.

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

Debt. The estimated fair value of our $1,113.1 million senior secured term loans at September 30, 2025 was approximately $1,113.1 million based on observable market trades. The estimated fair value of our $500 million senior unsecured notes at September 30, 2025 was approximately $523.1 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$47,210	$50,081	$147,278	$143,661
Firm commitments (ASC 606 revenue)	10,554	11,004	32,296	35,716
Total firm commitments revenue	57,764	61,085	179,574	179,377
Ancillary revenue (ASC 606 revenue)	19,196	16,106	49,481	49,897
Ancillary revenue (ASC 842 revenue)	546	307	1,817	1,687
Total ancillary revenue	19,742	16,413	51,298	51,584
Total terminaling services fees	77,506	77,498	230,872	230,961
Management fees (ASC 606 revenue)	2,385	3,093	7,349	10,327
Management fees (ASC 842 revenue)	257	364	759	1,112
Total management fees	2,642	3,457	8,108	11,439
Product sales (ASC 606 revenue)	83,852	109,732	257,131	290,568
Total revenue	$164,000	$190,687	$496,111	$532,968

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
Years ending December 31:	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2025 (remainder of the year)	$1,024	$212	$1,174	$—	$2,642	$6,166	$—	$11,218
2026	2,914	165	925	—	9,792	21,599	—	35,395
2027	1,616	—	—	—	5,864	4,064	—	11,544
2028	—	—	—	—	—	199	—	199
2029	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$5,554	$377	$2,099	$—	$18,298	$32,028	$—	$58,356

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of September 30, 2025 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees and management fees which are expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2025 (remainder of the year)	$48,172
2026	137,495
2027	57,296
2028	28,463
2029	12,899
Thereafter	18,923
Total estimated future ASC 842 revenue	$303,248

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2024	$17,144	$7,219	$24,363
Trade accounts receivable at September 30, 2025	$20,797	$9,306	$30,103

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2024	$1,266	$12,608	$13,874
Contract liabilities at September 30, 2025	$2,336	$11,688	$14,024

Revenue recognized during the nine months ended September 30, 2025, from amounts included in contract liabilities at December 31, 2024, was approximately $1.2 million for contracts under ASC 606 and approximately $12.3 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

The financial performance of our business segments was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Gulf Coast Terminals:
Terminaling services fees	$23,129	$22,063	$67,811	$66,165
Management fees	17	20	54	63
Revenue	23,146	22,083	67,865	66,228
Operating costs and expenses	(6,520)	(6,207)	(18,752)	(18,849)
Net margins	16,626	15,876	49,113	47,379
Midwest Terminals:
Terminaling services fees	2,849	2,779	8,228	8,465
Revenue	2,849	2,779	8,228	8,465
Operating costs and expenses	(486)	(474)	(1,479)	(1,363)
Net margins	2,363	2,305	6,749	7,102
Brownsville Terminals:
Terminaling services fees	4,075	4,513	8,055	13,687
Management fees	1,269	1,370	3,845	4,547
Revenue	5,344	5,883	11,900	18,234
Operating costs and expenses	(3,287)	(3,212)	(10,441)	(8,733)
Net margins	2,057	2,671	1,459	9,501
River Terminals:
Terminaling services fees	4,257	3,759	13,209	11,058
Revenue	4,257	3,759	13,209	11,058
Operating costs and expenses	(1,982)	(1,624)	(5,879)	(5,122)
Net margins	2,275	2,135	7,330	5,936
Southeast Terminals:
Terminaling services fees	17,822	17,910	54,070	55,174
Management fees	271	248	811	694
Revenue	18,093	18,158	54,881	55,868
Operating costs and expenses	(7,934)	(7,400)	(22,185)	(21,330)
Net margins	10,159	10,758	32,696	34,538
West Coast Terminals:
Product sales	83,852	109,732	257,131	290,568
Terminaling services fees	25,374	26,474	79,499	76,412
Management fees	—	—	—	6
Revenue	109,226	136,206	336,630	366,986
Cost of product sales	(76,961)	(102,377)	(238,580)	(271,850)
Operating costs and expenses	(10,147)	(9,948)	(29,485)	(29,718)
Costs and expenses	(87,108)	(112,325)	(268,065)	(301,568)
Net margins	22,118	23,881	68,565	65,418
Central Services:
Management fees	1,085	1,819	3,398	6,129
Revenue	1,085	1,819	3,398	6,129
Operating costs and expenses	(4,849)	(4,606)	(14,903)	(13,385)
Net margins	(3,764)	(2,787)	(11,505)	(7,256)
Total net margins	51,834	54,839	154,407	162,618
General and administrative	(6,869)	(7,366)	(21,024)	(23,486)
Insurance	(2,113)	(1,694)	(5,574)	(5,125)
Deferred compensation	(536)	(643)	(1,992)	(3,165)
Depreciation and amortization	(18,066)	(17,872)	(54,241)	(53,386)
Earnings from unconsolidated affiliates	1,189	4,428	9,205	11,552
Operating income	25,439	31,692	80,781	89,008
Other expenses (interest and deferred debt issuance costs)	(33,698)	(51,109)	(109,274)	(90,393)
Net loss	$(8,259)	$(19,417)	$(28,493)	$(1,385)

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

Supplemental information about our business segments is summarized below (in thousands):

	Three months ended September 30, 2025

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$23,146	$2,849	$5,344	$4,257	$18,093	$25,374	$1,085	$80,148
Product sales	—	—	—	—	—	83,852	—	83,852
Total revenue	$23,146	$2,849	$5,344	$4,257	$18,093	$109,226	$1,085	$164,000
Capital expenditures	$5,136	$363	$294	$2,261	$1,905	$3,951	$368	$14,278
Identifiable assets	$157,705	$12,369	$100,355	$43,053	$205,695	$427,866	$10,722	$957,765
Cash and cash equivalents								53,598
Investments in unconsolidated affiliates								311,419
Unrealized gain on interest rate swap agreements								1,977
Other								5,736
Total assets								$1,330,495

	Three months ended September 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$22,083	$2,779	$5,883	$3,759	$18,158	$26,474	$1,819	$80,955
Product sales	—	—	—	—	—	109,732	—	109,732
Total revenue	$22,083	$2,779	$5,883	$3,759	$18,158	$136,206	$1,819	$190,687
Capital expenditures	$4,473	$52	$793	$212	$4,128	$4,798	$354	$14,810

	Nine months ended September 30, 2025

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$67,865	$8,228	$11,900	$13,209	$54,881	$79,499	$3,398	$238,980
Product sales	—	—	—	—	—	257,131	—	257,131
Total revenue	$67,865	$8,228	$11,900	$13,209	$54,881	$336,630	$3,398	$496,111
Capital expenditures	$13,304	$363	$1,641	$3,628	$5,797	$11,193	$1,107	$37,033

	Nine months ended September 30, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$66,228	$8,465	$18,234	$11,058	$55,868	$76,418	$6,129	$242,400
Product sales	—	—	—	—	—	290,568	—	290,568
Total revenue	$66,228	$8,465	$18,234	$11,058	$55,868	$366,986	$6,129	$532,968
Capital expenditures	$11,711	$214	$2,635	$1,021	$9,931	$17,843	$1,145	$44,500

TransMontaigne Partners LLC and Subsidiaries

Notes to consolidated financial statements (unaudited) (continued)

(18) SUBSEQUENT EVENT

On October 8, 2025, the Company completed the sale of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. The Fisher Island terminal facility land has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

On October 9, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $170 million prepayment on our senior secured term loans with the proceeds from the sale of the Fisher Island terminal facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Fisher Island terminal facility sale

On October 8, 2025, the Company completed the sale of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. The Fisher Island terminal facility has active capacity of approximately 700,000 barrels for the storage of marine fuels.

Effective as of closing, we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and leased the terminal facility from the buyer to allow us to continue our existing operations servicing our current customer agreements through August 2027. The Fisher Island terminal facility land has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

On October 9, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $170 million prepayment on our senior secured term loans with the proceeds from the sale of the Fisher Island terminal facility.

Chief Executive Officer

Effective September 2, 2025, Randal T. Maffett retired from his position as Chief Executive Officer of TransMontaigne Partners LLC and its wholly owned and controlled operating subsidiaries. Effective upon his retirement as Chief Executive Officer, Mr. Maffett joined the Board of Managers (the Board) of an indirect parent of the Company.

Effective September 2, 2025, an indirect parent of the Company appointed Jesse Arenivas as Chief Executive Officer (“CEO”) of the Company and its wholly owned and controlled operating subsidiaries and a member of the Board. Mr. Arenivas served as CEO of EnLink Midstream LLC (“EnLink”) from 2022 to 2025. Prior to EnLink, Mr. Arenivas served in several executive roles with Kinder Morgan, Inc. (“KMI”) including President of KMI’s Energy Transition Ventures team and Vice President (President, CO2 segment). Before joining KMI in 2003, Mr. Arenivas spent five years at ConocoPhillips Co. in financial and commercial roles. Mr. Arenivas received a Bachelor of Business Administration in finance from the University of Texas Permian Basin and is a licensed Certified Public Accountant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 1 of Notes to consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024. Certain of these accounting policies require the use of estimates. In management’s opinion, the estimate of useful lives of our plant and equipment are subjective in nature, require the exercise of judgment and involve complex analyses. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Three months ended
	September 30,
	2025	2024
Terminaling services fees	$77,506	$77,498
Management fees	2,642	3,457
Terminal revenue	$80,148	$80,955

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Three months ended
	September 30,
	2025	2024
Gulf Coast terminals	$23,146	$22,083
Midwest terminals	2,849	2,779
Brownsville terminals	5,344	5,883
River terminals	4,257	3,759
Southeast terminals	18,093	18,158
West Coast terminals	25,374	26,474
Central services	1,085	1,819
Terminal revenue	$80,148	$80,955

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Three months ended
	September 30,
	2025	2024
Gulf Coast terminals	$23,129	$22,063
Midwest terminals	2,849	2,779
Brownsville terminals	4,075	4,513
River terminals	4,257	3,759
Southeast terminals	17,822	17,910
West Coast terminals	25,374	26,474
Central services	—	—
Terminaling services fees	$77,506	$77,498

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of receiving one-time customer settlements of approximately $1.2 million during the third quarter of 2025.

The decrease in terminaling services fees at our West Coast terminals is primarily a result of available capacity.

Included in terminaling services fees for the three months ended September 30, 2025 and 2024, are fees charged to affiliates of approximately $0.7 million and $0.4 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Three months ended
	September 30,
	2025	2024
Firm commitments	$57,764	$61,085
Ancillary	19,742	16,413
Terminaling services fees	$77,506	$77,498

The remaining terms on the terminaling services agreements that generated “firm commitments” for the three months ended September 30, 2025 are as follows (in thousands):

Less than 1 year remaining	$21,748	37%
1 year or more, but less than 3 years remaining	30,926	54%
3 years or more, but less than 5 years remaining	3,308	6%
5 years or more remaining	1,782	3%
Total firm commitments for the three months ended September 30, 2025	$57,764

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Three months ended
	September 30,
	2025	2024
Gulf Coast terminals	$17	$20
Midwest terminals	—	—
Brownsville terminals	1,269	1,370
River terminals	—	—
Southeast terminals	271	248
West Coast terminals	—	—
Central services	1,085	1,819
Management fees	$2,642	$3,457

The decrease in management fees in Central services is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Included in management fees for the three months ended September 30, 2025 and 2024, are fees charged to affiliates of approximately $2.4 million and $3.2 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Three months ended
	September 30,
	2025	2024
Product sales	$83,852	$109,732
Cost of product sales	(76,961)	(102,377)
Product sales, gross margin	$6,891	$7,355

The decrease in product sales and cost of product sales is primarily a result of decreased product volumes and prices.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Three months ended
	September 30,
	2025	2024
Wages and employee benefits	$15,920	$14,846
Utilities and communication charges	3,369	3,310
Repairs and maintenance	3,240	3,100
Property taxes and rentals	5,378	5,181
Vehicles and fuel costs	372	365
Environmental compliance costs	1,433	1,364
Additive detergent costs	1,010	1,141
Contract services	784	716
Legal fees	2,203	1,980
Other	1,496	1,468
Operating costs and expenses	$35,205	$33,471

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Three months ended
	September 30,
	2025	2024
Gulf Coast terminals	$6,520	$6,207
Midwest terminals	486	474
Brownsville terminals	3,287	3,212
River terminals	1,982	1,624
Southeast terminals	7,934	7,400
West Coast terminals	10,147	9,948
Central services	4,849	4,606
Operating costs and expenses	$35,205	$33,471

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $6.9 million and $7.4 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in general and administrative expenses is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the three months ended September 30, 2025 and 2024, the expense associated with insurance was approximately $2.1 million and $1.7 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025 and 2024, depreciation and amortization expense was approximately $18.1 million and $17.9 million, respectively.

For the three months ended September 30, 2025 and 2024, interest expense was approximately $29.7 million and $49.9 million, respectively. Interest expense for the three months ended September 30, 2025 and 2024 is impacted by an unrealized loss on interest rate swap agreements of approximately $1.5 million and $24.1 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Three months ended
	September 30,
	2025	2024
BOSTCO	$1,002	$1,047
Olympic Pipeline Company	(243)	2,303
SeaPort Midstream	571	1,033
Frontera	(141)	45
Total earnings from investments in unconsolidated affiliates	$1,189	$4,428

The decrease in earnings from our investment in Olympic Pipeline Company is primarily attributable to timing of scheduled maintenance on the pipeline.

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Three months ended
	September 30,
	2025	2024
BOSTCO	$3,201	$1,769
Olympic Pipeline Company	4,026	—
SeaPort Midstream	233	—
Frontera	199	105
Cash distributions received from unconsolidated affiliates	$7,659	$1,874

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The terminal revenue by category was as follows (in thousands):

Terminal Revenue by Category

	Nine months ended
	September 30,
	2025	2024
Terminaling services fees	$230,872	$230,961
Management fees	8,108	11,439
Terminal revenue	$238,980	$242,400

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

Terminal Revenue by Business Segment

	Nine months ended
	September 30,
	2025	2024
Gulf Coast terminals	$67,865	$66,228
Midwest terminals	8,228	8,465
Brownsville terminals	11,900	18,234
River terminals	13,209	11,058
Southeast terminals	54,881	55,868
West Coast terminals	79,499	76,418
Central services	3,398	6,129
Terminal revenue	$238,980	$242,400

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

The terminaling services fees by business segments were as follows (in thousands):

Terminaling Services Fees by Business Segment

	Nine months ended
	September 30,
	2025	2024
Gulf Coast terminals	$67,811	$66,165
Midwest terminals	8,228	8,465
Brownsville terminals	8,055	13,687
River terminals	13,209	11,058
Southeast terminals	54,070	55,174
West Coast terminals	79,499	76,412
Central services	—	—
Terminaling services fees	$230,872	$230,961

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of receiving one-time customer settlements of approximately $1.2 million during the third quarter of 2025.

The decrease in terminaling services fees at our Brownsville terminals is primarily a result of a one-time customer settlement payment of approximately $4.4 million during the second quarter of 2025 and available capacity.

The increase in terminaling services fees at our River terminals is primarily a result of contracting available capacity and increased ancillary fees.

The decrease in terminaling services fees at our Southeast terminals is primarily a result of available capacity and timing of scheduled maintenance.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service during the second and third quarters of 2024 and increased ancillary fees.

Included in terminaling services fees for the nine months ended September 30, 2025 and 2024, are fees charged to affiliates of approximately $1.5 million and $1.2 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

Firm Commitments and Ancillary Revenue

	Nine months ended
	September 30,
	2025	2024
Firm commitments	$179,574	$179,377
Ancillary	51,298	51,584
Terminaling services fees	$230,872	$230,961

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

The management fees by business segments were as follows (in thousands):

Management Fees by Business Segment

	Nine months ended
	September 30,
	2025	2024
Gulf Coast terminals	$54	$63
Midwest terminals	—	—
Brownsville terminals	3,845	4,547
River terminals	—	—
Southeast terminals	811	694
West Coast terminals	—	6
Central services	3,398	6,129
Management fees	$8,108	$11,439

The decrease in management fees in Central services is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Included in management fees for the nine months ended September 30, 2025 and 2024, are fees charged to affiliates of approximately $7.2 million and $10.7 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Nine months ended
	September 30,
	2025	2024
Product sales	$257,131	$290,568
Cost of product sales	(238,580)	(271,850)
Product sales, gross margin	$18,551	$18,718

The decrease in product sales and cost of product sales is primarily a result of decreased product volumes and prices.

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

The operating costs and expenses of our operations were as follows (in thousands):

Operating Costs and Expenses

	Nine months ended
	September 30,
	2025	2024
Wages and employee benefits	$47,355	$45,233
Utilities and communication charges	10,201	10,212
Repairs and maintenance	9,582	9,426
Property taxes and rentals	15,643	15,280
Vehicles and fuel costs	1,153	1,152
Environmental compliance costs	4,274	3,932
Additive detergent costs	3,088	2,986
Contract services	2,451	2,268
Legal fees	4,719	3,495
Other	4,658	4,516
Operating costs and expenses	$103,124	$98,500

The operating costs and expenses of our business segments were as follows (in thousands):

Operating Costs and Expenses by Business Segment

	Nine months ended
	September 30,
	2025	2024
Gulf Coast terminals	$18,752	$18,849
Midwest terminals	1,479	1,363
Brownsville terminals	10,441	8,733
River terminals	5,879	5,122
Southeast terminals	22,185	21,330
West Coast terminals	29,485	29,718
Central services	14,903	13,385
Operating costs and expenses	$103,124	$98,500

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses were approximately $21.0 million and $23.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in general and administrative expenses is primarily due to our administration of payroll for the ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the nine months ended September 30, 2025 and 2024, the expense associated with insurance was approximately $5.6 million and $5.1 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with these deferred compensation awards was approximately $2.0 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense was approximately $54.2 million and $53.4 million, respectively.

For the nine months ended September 30, 2025 and 2024, interest expense was approximately $101.5 million and $87.0 million, respectively. Interest expense for the nine months ended September 30, 2025 and 2024 is impacted by an unrealized loss on interest rate swap agreements of approximately $18.0 million and $11.7 million, respectively.

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

Earnings (loss) from investments in unconsolidated affiliates was as follows (in thousands):

	Nine months ended
	September 30,
	2025	2024
BOSTCO	$3,540	$3,812
Olympic Pipeline Company	4,034	5,426
SeaPort Midstream	2,062	2,539
Frontera	(431)	(225)
Total earnings from investments in unconsolidated affiliates	$9,205	$11,552

The decrease in earnings from our investment in Olympic Pipeline Company is primarily attributable to more project spend in 2025.

Cash distributions received from unconsolidated affiliates was as follows (in thousands):

	Nine months ended
	September 30,
	2025	2024
BOSTCO	$9,019	$6,997
Olympic Pipeline Company	4,669	—
SeaPort Midstream	711	—
Frontera	779	253
Cash distributions received from unconsolidated affiliates	$15,178	$7,250

The increase in cash distributions received from our investment in BOSTCO is primarily attributable to less spend on repairs and maintenance in 2025.

The increase in cash distributions received from our investment in Olympic Pipeline Company is primarily attributable to cash held at Olympic Pipeline Company to fund a remediation project in 2024.

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

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Nine months ended
	September 30,
	2025	2024
Net cash provided by operating activities	$78,749	$73,070
Net cash used in investing activities	$(28,033)	$(53,500)
Net cash used in financing activities	$(5,292)	$(16,515)

The approximately $5.7 million increase in net cash provided by operating activities is primarily related to timing of working capital requirements.

The approximately $25.5 million decrease in net cash used in investing activities includes an approximately $7.5 million decrease in maintenance and expansion capital spend and receiving member loan payments from Olympic Pipeline Company totaling approximately $9.0 million in the first half of 2025. The approximately $9.0 million member loan was made to Olympic Pipeline Company in the second quarter of 2024.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates through 2026. At September 30, 2025, the remaining expenditures to complete the approved projects are estimated to be approximately $25.0 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

Net cash used in financing activities decreased approximately $11.2 million. As discussed below, on February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030. Proceeds from the $500 million senior unsecured notes were used to redeem all of our 6.125% senior notes due in 2026 of approximately $299.9 million, fund distributions to TLP Finance Holdings, LLC of approximately $172.8 million to repay TLP Finance Holdings, LLC’s term loan due in 2025 and fees and expenses in connection with the transaction, repay borrowings under our revolving credit facility of approximately $4.0 million, and approximately $9.2 million of debt issuance costs, with the remainder used for general corporate purposes.

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

On October 9, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $170 million prepayment on our senior secured term loans with the proceeds from the sale of the Fisher Island terminal facility (see Note 1 of Notes to consolidated financial statements).

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a consolidated debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a consolidated senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the nine months ended September 30, 2025 and the year ended December 31, 2024.

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

					Twelve
	Three months ended				months ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2024	2025	2025	2025	2025
Financial performance covenant tests:
Net earnings (loss)	$11,467	$(7,609)	$(12,625)	$(8,259)	$(17,026)
Interest expense	6,819	35,891	35,876	29,728	108,314
Deferred debt issuance costs	3,216	2,538	1,271	3,970	10,995
State franchise taxes (income taxes)	512	495	506	480	1,993
Depreciation and amortization	18,460	18,026	18,149	18,066	72,701
Deferred compensation	675	976	480	536	2,667
One-time expenses (terminal sales, severance payments and legal expenses)	592	835	2,118	3,802	7,347
Proportionate share of unconsolidated affiliates' depreciation and amortization	9,138	4,313	4,691	4,529	22,671
Consolidated EBITDA (1)	$50,879	$55,465	$50,466	$52,852	$209,662
Maintenance capital	(9,705)	(8,801)	(9,974)	(8,761)	(37,241)
Total for the consolidated debt service coverage ratio	$41,174	$46,664	$40,492	$44,091	$172,421
Debt service:
Interest expense	$6,819	$35,891	$35,876	$29,728	$108,314
Unrealized gain (loss) on interest rate swap agreements	17,715	(9,916)	(6,555)	(1,516)	(272)
Scheduled principal payments	2,884	2,884	2,883	-	8,651
Total	$27,418	$28,859	$32,204	$28,212	$116,693

Credit Agreement consolidated debt service coverage ratio (>1.1x)					1.48

Consolidated senior secured net leverage ratio test:
Senior secured term loans outstanding					$1,113,082
Revolving credit facility outstanding					—
Less cash and cash equivalents					(53,598)
Senior secured debt					$1,059,484

Consolidated senior secured net leverage ratio (<6.75x)					5.05
(1)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At September 30, 2025, $780 million of our outstanding borrowings under the Credit Agreement was converted from variable interest rates to fixed interest rates with interest rate swap agreements, the majority of which expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based the one-month Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. At September 30, 2025, we had outstanding borrowings of $1,113.1 million under the Credit Agreement. Based on the outstanding balance of our variable-interest-rate debt, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $3.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of the Company, including the Company’s principal executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of the Company evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Note 14 to our unaudited consolidated financial statements entitled “Legal proceedings” which is incorporated into this item by reference.

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
101

The following financial information from the Quarterly Report on Form 10-Q of TransMontaigne Partners LLC and subsidiaries for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer
Date: November 13, 2025	TransMontaigne Partners LLC

	By:	/s/ Jesse Arenivas Jesse Arenivas Chief Executive Officer

	By:	/s/ Robert T. Fuller Robert T. Fuller Chief Financial Officer