Form 10-K
period 2025-12-31
TransMontaigne Partners LLC
filed 2026-03-23
CIK 1319229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2025
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

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2025 was $nil.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. When used in this Annual Report, the words “could,” “may,” “should,” “will,” “seek,” “believe,” “expect,” “anticipate,” “intend,” “continue,” “estimate,” “plan,” “target,” “predict,” “project,” “attempt,” “is scheduled,” “likely,” “forecast,” the negatives thereof and other similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, among other things:

●	our ability to successfully implement our business strategy;
●	competitive conditions in our industry;
●	actions taken by third-party customers, producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	continued access to capital financing;
●	fluctuations in the price of the products that we purchase and sell;
●	our ability to complete internal growth projects on time and on budget;
●	general economic conditions, including inflation, changes in United States administrative policy or international trade relations, including the imposition of tariffs;
●	the price of oil, natural gas, natural gas liquids and other commodities in the energy industry;
●	large customer defaults;
●	rising interest rates;
●	our joint ventures, over which we do not maintain full control;
●	operating hazards, natural disasters, weather-related events, cyber-security breaches, IT system outages, global or regional conflicts, terrorist attacks, casualty losses and other matters beyond our control;
●	changes in consumer demand for refined products and renewable fuels;
●	uncertainty regarding our future operating results;
●	effects of existing and future laws and governmental regulations;
●	the effects of future litigation;
●	our ability to attract and retain qualified personnel across all areas of our business;
●	conflicts of interest that may arise between ArcLight and its affiliates and subsidiaries and us;
●	plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
●	public health crises, epidemics and pandemics.

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

We use our owned and operated terminaling facilities to, among other things: receive refined products and renewable products from pipeline, ship, barge, truck, or railcar making delivery on behalf of our customers and transfer those products to the tanks located at our terminals; store the products in our tanks for our customers; monitor the volume of the products stored in our tanks; heat residual fuel oils and asphalt stored in our tanks; and distribute the products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines. We also continue to provide ethanol logistics services and other services to the growing renewable products market, as well as to engage in blending activities related to the throughput process.

We are 100% owned by TLP Finance Holdings, LLC (“TLP Finance”), an indirect controlled subsidiary of ArcLight. We are voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in our outstanding 8.500% senior unsecured notes due in 2030.

Recent Developments

Fisher Island terminal facility land sale-leaseback. On October 8, 2025, the Company completed the sale-leaseback of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. Proceeds from the sale of the Fisher Island terminal facility land were used for a $175 million prepayment on our senior secured term loans. As a result of the sale-leaseback, we recorded a gain of approximately $169.6 million to gain on sale of assets within the consolidated statements of operations. At closing we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and entered into an approximately two-year land lease agreement with the buyer, to continue our existing operations servicing our current customer agreements through August 2027 (see Note 14 of Notes to consolidated financial statements).

Credit Agreement amendment. On February 6, 2026, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 6 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement and the extension of the maturity of the senior secured term loans (the “Repricing and Extension”). After giving effect to the Repricing and Extension, senior secured term loans under the Credit Agreement (i) accrue interest at a per annum rate equal to, at our election, either a Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50% and (ii) have a maturity date of March 16, 2030. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 6, remain unchanged.

Charlotte terminal facility sale agreement. On March 18, 2026, the Company entered into an agreement for the sale of our terminal facility in Charlotte, North Carolina for a purchase price of approximately $3.4 million. Proceeds from the terminal sale will be used for repayment of certain term debt obligations. The Charlotte terminal facility has storage capacity of approximately 120,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about April 17, 2026, or on such other date as may be mutually agreed by the parties and is subject to customary closing conditions.

Assets and Operations

Our terminals are located in six geographic regions, which we refer to as our Gulf Coast, Midwest, Brownsville, River, Southeast and West Coast terminals. In addition, we have unconsolidated investments in BOSTCO, Olympic Pipeline Company, SeaPort Midstream and Frontera (each defined below). The locations and approximate aggregate active storage capacity at our owned and joint venture terminal facilities as of December 31, 2025 are as follows:

Active storage
capacity (1)
(shell bbls)
Our Terminals by Region:
Gulf Coast Terminals:
Port Everglades North (Fort Lauderdale), FL	2,487,000
Port Everglades South (Fort Lauderdale), FL (2)	376,000
Jacksonville, FL	272,000
Cape Canaveral, FL	724,000
Port Manatee, FL	1,303,000
Pensacola, FL	270,000
Fisher Island (Miami), FL	673,000
Tampa, FL	760,000
Gulf Coast Total	6,865,000
Midwest Terminals:
Rogers, AR and Mount Vernon, MO (aggregate amounts)	419,000
Cushing, OK	1,005,000
Oklahoma City, OK	158,000
Midwest Total	1,582,000
Brownsville Terminal	1,632,000
River Terminals:
Evansville, IN	245,000
New Albany, IN	—
Greater Cincinnati, KY	199,000
Henderson, KY	170,000
Louisville, KY	183,000
Owensboro, KY	154,000
Paducah, KY	322,000
Baton Rouge, LA (Dock)	—
Greenville, MS	369,000
Cape Girardeau, MO	140,000
East Liverpool, OH	228,000
River Total	2,010,000

Active storage
capacity (1)
(shell bbls)
Southeast Terminals:
Albany, GA	203,000
Americus, GA	98,000
Athens, GA	203,000
Bainbridge, GA	368,000
Birmingham, AL	178,000
Charlotte, NC	121,000
Collins/Purvis, MS (Collins terminal)	6,280,000
Collins, MS (Collins rack)	200,000
Doraville, GA	438,000
Fairfax, VA	508,000
Greensboro, NC	479,000
Griffin, GA	107,000
Lookout Mountain, GA	219,000
Macon, GA	174,000
Meridian, MS	139,000
Norfolk, VA	1,336,000
Richmond, VA	436,000
Rome, GA	152,000
Selma, NC	673,000
Spartanburg, SC	166,000
Southeast Total	12,478,000
West Coast Terminals:
Martinez, CA	5,034,000
Richmond, CA	688,000
Tacoma, WA	1,486,000
West Coast Total	7,208,000
Our Joint Ventures Terminals:
BOSTCO Joint Venture Terminal (3)	7,080,000
Olympic Pipeline Company Joint Venture Terminal (4)	510,000
SeaPort Midstream Joint Venture Terminal (5)	1,251,000
Frontera Joint Venture Terminal (6)	1,655,000
TOTAL CAPACITY	42,271,000
(1)	Active storage capacity includes terminals which do not need capital investment to contract available storage capacity.
(2)	Reflects our ownership interest net of an energy company’s ownership interest in certain tank capacity.
(3)	Reflects the total active storage capacity of Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), of which we have a 42.5% Class A ownership interest.
(4)	Reflects the total active storage capacity of Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), of which we have a 30% ownership interest.
(5)	Reflects the total active storage capacity of SeaPort Midstream Partners, LLC (“SeaPort Midstream”), of which we have a 51% ownership interest.
(6)	Reflects the total active storage capacity of Frontera Brownsville LLC (“Frontera”), of which we have a 50% ownership interest.

Gulf Coast Operations. Our Gulf Coast terminals consist of eight active product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami, Tampa and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined and renewable products on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Gulf Coast terminals receive products from vessels on behalf of our customers. In addition, our Gulf Coast terminals, other than Fisher Island, also receive product by truck and our Jacksonville terminal also receives asphalt by rail. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. An energy company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the energy company for its proportionate share of our operating and maintenance costs. On October 8, 2025, we completed the sale-leaseback of our terminal facility land on Fisher Island, Miami, Florida, for a purchase price of $180 million. The Fisher Island terminal facility has active storage capacity of approximately 700,000 barrels for the storage of marine fuels. At closing we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and leased the terminal facility from the buyer, to allow us to continue our existing operations servicing our current customer agreements through August 2027.

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

The Diamondback pipeline consists of an 8” pipeline that previously transported propane approximately 16 miles from our Brownsville facilities to the United States/Mexico border and a 6” pipeline, which runs parallel to the 8” pipeline that can be used by us in the future to transport additional refined products to Matamoros, Mexico. Operations on the Diamondback pipeline were shut down in the first quarter of 2018; however, we expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, when our customer obtains all the necessary approvals from the Mexican government. We have previously filed revised tariffs with the Federal Energy Regulation Commission (“FERC”) to support such activities.

River Operations. Our River terminals are composed of 9 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.0 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle renewable fuels, renewable fuel feedstocks, gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels, barges and trucks on behalf of our customers and distribute products primarily to trucks and barges.

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.5 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Colonial and Plantation pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. We previously announced that we entered into an agreement for the sale of our terminal facility in Fairfax, Virginia for a purchase price of approximately $30.8 million. The Fairfax terminal facility has active storage capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. On March 18, 2026, the Company entered into an agreement for the sale of our terminal facility in Charlotte, North Carolina for a purchase price of approximately $3.4 million. The Charlotte terminal facility has storage capacity of approximately 120,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about April 17, 2026, or on such other date as may be mutually agreed by the parties and is subject to customary closing conditions.

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

Our Services and Revenue Streams

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. The fees we charge and our other sources of revenue are composed of:

●	Terminaling services fees. Our terminaling services agreements are structured as either throughput agreements or storage agreements. Our throughput agreements contain provisions that require our customers to make minimum payments, which are based on contractually established minimum volumes of throughput of the customer’s product at our facilities over a stipulated period of time. Due to this minimum payment arrangement, we recognize a fixed amount of revenue from the customer over a certain period of time, even if the customer throughputs less than the minimum volume of product during that period. In addition, if a customer throughputs a volume of product exceeding the minimum volume, we would recognize additional revenue on this incremental volume. Our storage agreements require our customers to make minimum payments based on the volume of storage capacity available to the customer under the agreement, which results in a fixed amount of recognized revenue. We refer to the fixed amount of revenue recognized pursuant to our terminaling services agreements as being “firm commitments.” Revenue recognized in excess of firm commitments and revenue recognized based solely on the volume of product distributed or injected are referred to as “ancillary.” In addition, “ancillary” revenue also includes fees received from ancillary services including heating and mixing of stored products, product transfer, railcar handling, butane blending, proceeds from the sale of product gains, wharfage and vapor recovery.
●	Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for an energy company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate Frontera and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of an energy company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.
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

Significant Customer Relationships

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, our Tacoma, Washington terminal sells refined and renewable products to major fuel producers and marketers in the Pacific Northwest. We have several significant customer relationships. Our top 10 customers made up approximately 73% of the total revenue for the year ended December 31, 2025.

Terminals and Pipeline Control Operations

The pipelines we own or operate are operated via optical fiber, wireless and wide area network communication systems from a central control room located in Roswell, Georgia. This control room serves as the primary operations center for pipeline monitoring and control activities.

The control center uses Supervisory Control and Data Acquisition, or SCADA, systems. Our control center is equipped with computer systems designed to continuously monitor pipeline operational data, including product throughput, flow rates and pressures. In addition, the control center monitors alarms and throughput balances. The control center operates remote pumps, motors and valves associated with the delivery and receipt of refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur and provide for remote-controlled shutdown of pumping operations. Pump stations and meter-measurement points along the pipeline are linked by high-speed communication systems for remote monitoring and control. Our Collins terminal contains full back-up/redundant disaster recovery systems covering all of our SCADA systems.

In addition, certain terminal operational and transactional activities at our terminals are monitored, and operational support is provided, from this control room or other areas within the Roswell office.

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

PHMSA has promulgated regulations that require qualification of pipeline personnel. These regulations require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. The intent of these regulations is to ensure a qualified workforce and to reduce the probability and consequence of incidents caused by human error. The regulations establish qualification requirements for individuals performing covered tasks and amend certain training requirements in existing regulations. We believe that we are in material compliance with these PHMSA regulations.

PHMSA regulations also require pipeline operators to develop and implement damage prevention and public awareness programs intended to enhance pipeline safety, including education and outreach to affected communities, excavators and emergency responders. We have implemented damage prevention and public awareness programs in accordance with applicable PHMSA regulations, and we believe that we are in material compliance with these regulations.

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

Our terminals also are subject to various state regulations regarding our storage of product in aboveground storage tanks. These regulations require, among other things, registration of tanks, financial assurances and inspection and testing, consistent with the standards established by the American Petroleum Institute. We believe that we are in material compliance with these above ground storage tank regulations.

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

Water. The Federal Water Pollution Control Act of 1972, renamed and amended as the Clean Water Act or CWA, imposes strict controls against the discharge of pollutants, including oil and its derivatives into navigable waters. The discharge of pollutants into regulated waters is prohibited except in accordance with the regulations issued by the EPA or the applicable state. We are subject to various types of storm water discharge requirements at our terminals. The EPA and a number of states have adopted regulations that require us to obtain permits to discharge storm water run-off from our facilities. Such permits may require us to monitor and sample the effluent from our operations. The cost involved in obtaining and renewing these storm water permits is not material. We believe that we are in material compliance with effluent limitations at our facilities and with the CWA generally.

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

Moreover, our facilities that emit volatile organic compounds or nitrogen oxides and are located in ozone non-attainment areas face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants. We believe that we are in material compliance with existing standards and regulations pursuant to the CAA and similar state and local laws, and we do not anticipate that implementation of additional regulations will have a material adverse effect on us.

Certain states are currently considering additional proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future legislation that may be enacted to address greenhouse gas emissions would impact our operations. We believe we are in material compliance with existing federal and state greenhouse gas reporting regulations. Although future laws and regulations could result in increased compliance costs or additional operating restrictions, they are not expected to have a material adverse effect on our business, financial position, results of operations and cash flows.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The United States withdrew from the Paris Agreement effective January 2026, and during his second term, President Trump mandated the end of the United States’ financial commitments under the UN Framework Convention on Climate Change and revoked the U.S. International Climate Finance Plan. President Trump also issued a series of executive orders upon taking office for his second term; signaling a shift in environmental and energy policy in the United States, including an executive order revoking nearly 80 executive orders issued by President Biden, including those addressing public health and the environment, the climate crisis, and climate-related financial risks.

In August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. In November 2024, the EPA issued a final rule to implement the methane emissions reduction program outlined in the Inflation Reduction Act of 2022 by imposing a “waste emissions charge” on certain petroleum and natural gas sources that are already required to report their emissions under the EPA’s Greenhouse Gas Reporting Program. However, President Trump issued an executive order pausing the disbursement of funds appropriated through the Inflation Reduction Act of 2022 and, in July 2025, Congress passed the One Big Beautiful Bill Act, which eliminated most of the Inflation Reduction Act of 2022’s incentives and delayed the commencement of the “waste emissions charge” by a decade to 2034. Notably, Congress eliminated EPA’s regulations in support of the “waste emissions charge” using the Congressional Review Act effective on March 14, 2025, and as of September 12, 2025, EPA has proposed both to suspend the Greenhouse Gas Reporting Program for oil and gas sources until 2034 and to eliminate such reporting for all other sources. Most recently, on February 12, 2026, the EPA issued a final rule eliminating both the 2009 greenhouse gas endangerment finding, which underpins U.S. federal regulation of greenhouses gas emissions under the Clean Air Act, and all subsequent federal greenhouse gas emissions standards for all vehicles and engines of model years 2012 through 2027 and beyond. The final rule is expected to be subject to extensive litigation, and the impact of such scaling back is difficult to predict at this time. The impact to our industry and our current and future operations, more broadly due to climate change and greenhouse gas regulation, is also unknown at this time.

On October 7, 2023, California signed into law two climate disclosure bills that will impose reporting obligations on companies doing business in California—SB 253, the Climate Corporate Data Accountability Act and SB 261, Greenhouse Gases: Climate-Related Financial Risk. While SB 253 is now in effect, the U.S. Court of Appeals for the Ninth Circuit issued a temporary injunction against SB 261, halting the original January 1, 2026, compliance deadline. On March 6, 2024, the Securities and Exchange Commission issued a final rule that would enhance and standardize climate-related disclosures for investors. The rule is currently stayed pending resolution of various legal challenges, and in March 2025, the Securities and Exchange Commission voted to end its defense of the rule. We are still evaluating the impact of the final rule on the Company; however, such rules at the federal and state level could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations.

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

Tariff Regulation. The Razorback pipeline, which runs between Mount Vernon, Missouri and Rogers, Arkansas and the Diamondback pipeline, which runs between Brownsville, Texas and the United States/Mexico border, transport petroleum products subject to regulation by the FERC under the Interstate Commerce Act and the Energy Policy Act of 1992 and rules and orders promulgated under those statutes. We expect to recommission the Diamondback Pipeline and resume operations on both the 8” pipeline, providing gasoline service thereon, and the previously idle 6” pipeline, providing diesel service thereon, when our customer obtains all the necessary approvals from the Mexican government, and have previously filed revised tariffs with the FERC to support such activities. FERC regulation requires that the rates of pipelines providing interstate service, such as the Razorback and Diamondback pipelines, be filed at FERC and posted publicly, and that these rates be “just and reasonable” and nondiscriminatory. Rates are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the change from year to year in the Producer Price Index for Finished Goods (PPI-FG). In January 2022, in response to rising inflation and a rehearing proceeding, the FERC set the new index at PPI-FG minus 0.21% for the five-year period extending through June 2026, and ordered pipelines to recalculate their rate ceiling levels effective March 1, 2022 (the “Rehearing Order”). FERC’s Rehearing Order was challenged and, in July 2024, vacated by the D.C. Circuit, which ruled that FERC violated federal law by modifying the index without following prescribed notice and comment procedures. As a result, the D.C. Circuit vacated the Rehearing Order and, in September 2024, FERC reinstated the index that existed prior to the Rehearing Order (which FERC set at PPI-FG plus 0.78% in December 2020). In September 2024, FERC also directed oil and liquids pipelines to use revised index multipliers to recompute their index ceiling levels, setting the revised index multiplier for the time period from July 1, 2024 to June 30, 2025, at 1.022547 (effectively allowing oil and liquids pipelines to increase their index ceiling levels by approximately 2.25%). Subsequently, in October 2024, FERC issued a Supplemental Notice of Proposed Rulemaking that proposes to reduce the currently effective index by 1%, effectively opening the way to reimplementation through a notice-and-comment rulemaking of the same rulings that FERC could not make through the Rehearing Order. In November 2025, FERC approved limited relief for pipelines affected by the overturned Rehearing Order, allowing those pipelines to recover applicable rate differences from March 1, 2022, to September 17, 2024. Concurrently with that order, FERC withdrew the October 2024 Supplemental Notice of Proposed Rulemaking proposing to amend the index level for the remainder of the five-year period that began July 1, 2021, and concludes June 30, 2026. Also in November 2025, FERC issued a Notice of Proposed Rulemaking proposing to set the new index at PPI-FG minus 1.42% for the five-year period commencing July 1, 2026. The outcome of the rulemaking is uncertain at this time. In lieu of the index methodology, interstate pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings, or actual agreements (that is, negotiated rates agreements) between shippers and the oil pipeline company.

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

Safety and Maintenance. We perform preventive and normal maintenance on the pipeline and terminal systems we operate or own and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of the pipeline and terminal tanks we operate or own as required by code or regulation. External coatings and cathodic protection systems, including impressed current or galvanic systems, are used to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion-inhibiting systems.

We monitor, or require our third party operators to monitor, the structural integrity of all of our PHMSA, regulated pipeline systems. These pipeline systems include the 67-mile Razorback pipeline; a 37-mile pipeline, known as the “Pinebelt pipeline,” that connects our Collins and Purvis, Mississippi bulk storage terminal facilities; approximately 5 miles of various diameter petroleum pipeline in and around Martinez, California; approximately 3 miles of pipeline connected to our Tacoma, Washington terminal; and the Diamondback pipeline consisting of two approximately 16-mile pipelines. The maintenance of structural integrity includes a program of integrity management by us or required by us that conforms to Federal and State regulations and follows industry periodic inspection and testing guidelines. PHMSA requires internal inspections or other integrity testing of all PHMSA-regulated crude oil and refined product pipelines that affect or could affect high consequence areas, or HCA’s. We believe that the pipelines we own and manage are in material compliance with applicable PHMSA inspection requirements.

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

At our terminals, tanks designed for gasoline (or other high vapor pressure products) storage are equipped with internal or external floating roofs or alternative vapor control devices designed to minimize emissions and reduce the accumulation of potentially flammable vapor mixtures from accumulating within the tank vapor space. Our terminal facilities operate with all required facility response plans, spill prevention and control plans, and other plans and programs to respond to emergencies.

Many of our terminal loading racks are protected with fire protection systems, which may include foam-based or other suppression systems, activated by either heat sensors or an emergency switch. Many of our storage tanks are also protected by fire protection systems, including foam-based systems where appropriate, that are activated in the event of a fire.

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

Human Capital Management

Employees. Our executive officers are employed by TransMontaigne Management Company, LLC (“TMC”), a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. All other employees who provide services to the Company are employed by our subsidiary, TLP Management Services L.L.C. (“TMS”). TMS provides certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. As of February 28, 2026, we had approximately 537 employees.

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

Our primary liquidity needs are to fund our approved capital projects and future expansion. Our revolving credit facility provides for a maximum borrowing line of credit equal to $150 million. At December 31, 2025, our outstanding borrowings under the revolving credit facility were $nil. At December 31, 2025, the capital expenditures to complete the approved additional investments and expansion capital projects are estimated to be approximately $15 million. We expect to fund our future investments and expansion capital expenditures with cash flows from operations and borrowings under our revolving credit facility. If we cannot obtain adequate financing to complete the approved investments and capital projects while maintaining our current operations, we may not be able to continue to operate our business as it is currently conducted.

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

As of December 31, 2025, we had total long-term debt of $1.421 billion and we had an unused borrowing base availability of $150 million under our revolving credit facility. Our level of debt could have important consequences to us. For example our level of debt could:

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

Subject to the restrictions in the instruments governing our outstanding indebtedness, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing our outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2025, we had additional borrowing capacity of $150 million under our revolving credit facility, all of which would be secured if borrowed.

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

We own and operate terminals and pipelines that may require significant amounts of steel and other construction materials to complete our expansion and maintenance projects and rely on our ability to obtain such materials in a cost effective manner to maintain our net margins. Any imposition of or increase in tariffs on steel and other construction materials could increase our expansion and maintenance project costs, which may adversely impact our return on our expansion projects or cost to operate and maintain our terminals and pipelines. Despite the United States Supreme Court’s February 2026 decision invalidating the tariffs imposed by President Trump under the International Emergency Economic Powers Act (IEEPA), the Trump administration recently implemented new tariffs and signaled an increase in existing tariffs on international goods, including steel and other construction materials. The legality of such tariffs and the ultimate impact of these tariff changes remain unknown at this time. Additionally, changes in United States and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty and increased inflationary pressures. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in United States or international trade policies could adversely impact our supply chain and increase costs and could have an adverse effect on our business and results of operations. Moreover, inflationary pressures that follow from these tariffs, trade tensions or changes in trade policies may increase our operating costs and have an adverse impact on our business and results of operations.

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

Additional factors that could lead to a decrease in market demand for refined products include:

●	an increase in the market price of crude oil that leads to higher refined product prices;
●	higher fuel taxes or other governmental or other regulatory actions that increase, directly or indirectly, the cost of gasolines or other refined products;
●	a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy, whether as a result of technological advances by manufacturers, legislation proposing to mandate higher fuel economy, rising fuel prices or otherwise;
●	an increase in the use of alternative fuel sources, such as ethanol, biodiesel, fuel cells and solar, electric and battery-powered engines (although, we do handle or would be capable of handling many renewable products at most of our terminal facilities); or
●	events that impact global market demand in a way that is not presently possible to predict, including impacts from global or regional conflicts, including the recent conflict involving the U.S. and Israel in Iran and global health epidemics and concerns.

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

We utilize information technology systems to operate our assets and manage our businesses. A cyber-attack or other security breach of our information technology systems could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes, including as a result of attempts to seek ransom from the Company. Additionally, we rely on third-party systems that could also be subject to cyber-attacks or security breaches, and the failure of which could have a significant adverse effect on the operation of our assets. We and the operators of the third-party systems on which we depend may not have the resources or technical sophistication to anticipate or prevent every emerging type of cyber-attack, and such an attack, or the additional security measures undertaken to prevent such an attack, could adversely affect our results of operations, financial position or cash flows. Advances in artificial intelligence may enable threat actors to conduct more sophisticated cyberattacks, including enhanced phishing or impersonation attempts.

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

We could also face attempts to obtain unauthorized access to our information technology systems, proprietary business information, and information about our customers by targeting acts of deception against individuals with legitimate access to physical locations or information. We regularly train and remind our officers and the employees providing services to the Company of these risks, and we annually update our executive team as to current and evolving risks relating to a variety of cyber-attacks; however, these efforts are not guaranteed to prevent the effectiveness of these cyber-attacks or any losses that may arise as a result thereof.

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

The long-term impact of terrorist attacks and the threat of future terrorist attacks, on the energy transportation industry in general, and on us in particular, is impossible to predict. Increased security measures that we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding the U.S. and Israel conflict in Iran, the Ukraine and Israel-Hamas wars or other global hostilities or sustained military campaigns may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism. In addition, supply disruptions or rising fuel prices caused by the conflict in Iran or other global hostilities may cause one or more of our significant customers to reduce their use of our tank capacity and throughput volumes at our terminal facilities, which would likely result in a decrease in our revenue and adversely affect our results of operations, financial position and cash flows.

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

In December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions (the “Paris Agreement”). The United States withdrew from the Paris Agreement effective January 2026, and during his second term, President Trump mandated the end of the United States’ financial commitments under the UN Framework Convention on Climate Change and revoked the U.S. International Climate Finance Plan. President Trump also issued a series of executive orders upon taking office for his second term; signaling a shift in environmental and energy policy in the United States, including an executive order revoking nearly 80 executive orders issued by President Biden, including those addressing public health and the environment, the climate crisis, and climate-related financial risks.

In August 2022, the United States enacted the Inflation Reduction Act of 2022, which allocated $369 billion to climate change and environmental initiatives, including transportation electrification, fees on and greater regulation of methane emissions, and support for green energy manufacturing programs. In November 2024, the United States Environmental Protection Agency ("EPA") issued a final rule to implement the methane emissions reduction program outlined in the Inflation Reduction Act of 2022 by imposing a “waste emissions charge” on certain petroleum and natural gas sources that are already required to report their emissions under the EPA’s Greenhouse Gas Reporting Program. However, President Trump issued an executive order pausing the disbursement of funds appropriated through the Inflation Reduction Act of 2022, and in July 2025, Congress passed the One Big Beautiful Bill Act, which eliminated most of the Inflation Reduction Act of 2022’s incentives and delayed the commencement of the “waste emissions charge” by a decade to 2034. Notably, Congress eliminated EPA’s regulations in support of the “waste emissions charge” using the Congressional Review Act effective on March 14, 2025, and as of September 12, 2025, EPA has proposed both to suspend the Greenhouse Gas Reporting Program for oil and gas sources until 2034 and to eliminate such reporting for all other sources. Most recently, on February 12, 2026, EPA issued a final rule eliminating both the 2009 greenhouse gas endangerment finding, which underpins U.S. federal regulation of greenhouse gas emissions under the Clean Air Act, and all subsequent federal greenhouse gas emissions standards for all vehicles and engines of model years 2012 through 2027 and beyond. The final rule is expected to be subject to extensive litigation, and the impact of such scaling back is difficult to predict at this time. The impact to our industry and our current and future operations more broadly due to climate change and greenhouse gas regulation is unknown at this time.

On October 7, 2023, California signed into law two climate disclosure bills that will impose reporting obligations on companies doing business in California—SB 253, the Climate Corporate Data Accountability Act and SB 261, Greenhouse Gases: Climate-Related Financial Risk. While SB 253 is now in effect, the U.S. Court of Appeals for the Ninth Circuit issued a temporary injunction against SB 261, halting the original January 1, 2026, compliance deadline. On March 6, 2024, the Securities and Exchange Commission issued a final rule that will enhance and standardize climate-related disclosures for investors. The rule is currently stayed pending resolution of various legal challenges, and in March 2025, the Securities and Exchange Commission voted to end its defense of the rule. We are still evaluating the impact of the final rule on the Company; however, such rules at the federal and state level could increase our costs to operate and maintain our facilities by, for example, requiring that we measure and report our emissions, install new emission controls at our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions and administer and manage an emissions program, among other possible measures. We may be unable to include some or all of these increased costs in the fees we charge to our customers and any such recovery may depend on events beyond our control, including the provisions of any final legislation or implementing regulations. Certain of these initiatives are subject to ongoing litigation, and the impacts of these laws and orders remain unclear at this time.

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

Our operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic. A future public health crisis could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which a future public health crisis or pandemic may impact our business will depend on future developments, which remain uncertain. We may experience, among other impacts, (a) future customer shutdowns to prevent spread of illness, which could, among other things, have an impact on any excess throughput or ancillary services we might otherwise provide for our customers, and (b) limitations on our ability to execute on our business plan, including as a result of employee impacts from illness or school closures and other community response measures, all of which could adversely affect our business, financial condition and results of operations.

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

We contract with external firms to assess the Company’s cybersecurity framework. In connection therewith, such firms conduct cybersecurity risk assessments, cybersecurity incident response, provide internal and external penetration testing and ongoing training to our Cybersecurity Group. The Company maintains a cybersecurity insurance policy. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems and third-party service providers. Artificial intelligence (“AI”) technologies present both opportunities and risks in cybersecurity. AI and machine learning capabilities may enhance both the ability of companies to defend against cybersecurity threats and the capacity of threat actors to launch sophisticated attacks, including through AI-enabled phishing attempts, automated vulnerability scanning and generation of malicious code.

As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. Our risk assessment process includes evaluation of AI-related cybersecurity risks, and our vendor risk management program includes comprehensive security and compliance assessments of any AI tools being considered for business use. We assess AI tools for data protection capabilities, contractual safeguards, audit rights, and suitability for handling confidential information.

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

Our Cybersecurity Group oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. Our Senior Director of IT, who has extensive cybersecurity knowledge, training and skills gained from over 30 years of work experience on cybersecurity and from technology leadership roles in the energy industry, heads the Cybersecurity Group responsible for implementing and maintaining our cybersecurity and data protection practices. The Senior Director of IT reports directly to our Chief Financial Officer.

Significant threats are reviewed by the Cybersecurity Group to determine whether further escalation is appropriate. Any cybersecurity threat or incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to designated members of our executive management team; namely our Chief Financial Officer, Chief Operating Officer and General Counsel, who, in addition to the Senior Director of IT, are responsible for overseeing and managing material risks from cybersecurity threats. Further, the Company provides an annual cybersecurity assessment to ArcLight.

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

RECENT DEVELOPMENTS

Fisher Island terminal facility land sale-leaseback. On October 8, 2025, the Company completed the sale-leaseback of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. Proceeds from the sale of the Fisher Island terminal facility land were used for a $175 million prepayment on our senior secured term loans. As a result of the sale-leaseback, we recorded a gain of approximately $169.6 million to gain on sale of assets within the consolidated statements of operations. At closing we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and entered into an approximately two-year land lease agreement with the buyer, to allow us to continue our existing operations servicing our current customer agreements through August 2027 (see Note 14 of Notes to consolidated financial statements).

Credit Agreement amendment. On February 6, 2026, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 6 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement and the extension of the maturity of the senior secured term loans (the “Repricing and Extension”). After giving effect to the Repricing and Extension, senior secured term loans under the Credit Agreement (i) accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50% and (ii) have a maturity date of March 16, 2030. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 6, remain unchanged.

Charlotte terminal facility sale agreement. On March 18, 2026, the Company entered into an agreement for the sale of our terminal facility in Charlotte, North Carolina for a purchase price of approximately $3.4 million. Proceeds from the terminal sale will be used for repayment of certain term debt obligations. The Charlotte terminal facility has storage capacity of approximately 120,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about April 17, 2026, or on such other date as may be mutually agreed by the parties and is subject to customary closing conditions.

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

We use our owned and operated terminaling facilities to, among other things: receive refined products and renewable products from pipeline, ship, barge, truck, or railcar making delivery on behalf of our customers and transfer those products to the tanks located at our terminals; store the products in our tanks for our customers; monitor the volume of the products stored in our tanks; heat residual fuel oils and asphalt stored in our tanks; and distribute the products out of our terminals in vessels, railcars or truckloads using truck racks and other distribution equipment located at our terminals, including pipelines. We also continue to provide ethanol logistics services and other services to the growing renewable products market, as well as to engage in blending activities related to the throughput process.

NATURE OF ASSETS

Gulf Coast Operations. Our Gulf Coast terminals consist of eight active product terminals and comprise the largest terminal network in Florida. These terminals have approximately 6.9 million barrels of aggregate active storage capacity in ports including Port Everglades, Miami, Tampa and Cape Canaveral, which are among the busiest cruise ship ports in the nation. At our Gulf Coast terminals, we handle refined and renewable products on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Gulf Coast terminals receive products from vessels on behalf of our customers. In addition, our Gulf Coast terminals, other than Fisher Island, also receive product by truck and our Jacksonville terminal also receives asphalt by rail. We distribute by truck or barge at all of our Gulf Coast terminals. In addition, we distribute products by pipeline at our Port Everglades and Tampa terminals. An energy company retains an ownership interest, ranging from 25% to 50%, in specific tank capacity at our Port Everglades (South) terminal. We manage and operate the Port Everglades (South) terminal, and we are reimbursed by the energy company for its proportionate share of our operating and maintenance costs. On October 8, 2025, we completed the sale-leaseback of our terminal facility land on Fisher Island, Miami, Florida, for a purchase price of $180 million. The Fisher Island terminal facility has active storage capacity of approximately 700,000 barrels for the storage of marine fuels. At closing we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and leased the terminal facility from the buyer to allow us to continue our existing operations servicing our current customer agreements through August 2027.

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

River Operations. Our River terminals are composed of 9 active product terminals located along the Mississippi and Ohio Rivers with approximately 2.0 million barrels of aggregate active storage capacity. Our River operations also include a dock facility in Baton Rouge, Louisiana, which is the only direct waterborne connection between the Colonial pipeline and Mississippi River waterborne transportation. At our River terminals, we handle renewable fuels, renewable fuel feedstocks, gasolines, diesel fuels, heating oil, chemicals and fertilizers on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of products and industrial and commercial end-users. Our River terminals receive products from vessels, barges and trucks on behalf of our customers and distribute products primarily to trucks and barges.

Southeast Operations. Our Southeast terminals consist of 20 active product terminals located along the Colonial and Plantation pipelines in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia with an aggregate active storage capacity of approximately 12.5 million barrels. At our Southeast terminals, we handle gasolines, diesel fuels, ethanol, biodiesel, jet fuel and heating oil on behalf of, and provide integrated terminaling services to, customers engaged in the distribution and marketing of refined products. Our Southeast terminals primarily receive products from the Colonial and Plantation pipelines on behalf of our customers and distribute products primarily to trucks with the exception of the Collins terminal. We previously announced that we entered into an agreement for the sale of our terminal facility in Fairfax, Virginia for a purchase price of approximately $30.8 million. The Fairfax terminal facility has active storage capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date. On March 18, 2026, the Company entered into an agreement for the sale of our terminal facility in Charlotte, North Carolina for a purchase price of approximately $3.4 million. The Charlotte terminal facility has storage capacity of approximately 120,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about April 17, 2026, or on such other date as may be mutually agreed by the parties and is subject to customary closing conditions.

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

NATURE OF REVENUE AND EXPENSES

We generate revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services. In addition, we sell refined and renewable products to major fuel producers and marketers in the Pacific Northwest at our terminal in Tacoma, Washington. We have several significant customer relationships. Our top 10 customers made up approximately 73% of the total revenue for the year ended December 31, 2025.

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for an energy company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate Frontera and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of an energy company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

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

RESULTS OF OPERATIONS—YEARS ENDED DECEMBER 31, 2025 AND 2024

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

A comparative discussion of our 2024 to 2023 results of operations can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025 with the Securities and Exchange Commission (File No. 001-32505).

ANALYSIS OF TERMINAL REVENUE

Terminal revenue. We derive terminal revenue from our terminal operations by charging fees for providing integrated terminaling, transportation and related services.

The terminal revenue by category was as follows (in thousands):

	Terminal Revenue by Category
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Terminaling services fees	$308,870	$309,668
Management fees	10,983	13,913
Terminal revenue	$319,853	$323,581

The terminal revenue by business segment is presented and further analyzed below by category of revenue.

	Terminal Revenue by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Gulf Coast terminals	$92,030	$89,132
Midwest terminals	11,064	11,250
Brownsville terminals	17,291	24,154
River terminals	17,058	15,452
Southeast terminals	74,012	74,828
West Coast terminals	103,831	101,815
Central services	4,567	6,950
Terminal revenue	$319,853	$323,581

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

The terminaling services fees by business segments were as follows (in thousands):

	Terminaling Services Fees
	by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Gulf Coast terminals	$91,955	$89,051
Midwest terminals	11,064	11,250
Brownsville terminals	12,093	18,244
River terminals	17,058	15,452
Southeast terminals	72,869	73,862
West Coast terminals	103,831	101,809
Central services	—	—
Terminaling services fees	$308,870	$309,668

The increase in terminaling services fees at our Gulf Coast terminals is primarily a result of increased ancillary fees and contract escalations.

The decrease in terminaling services fees at our Brownsville terminals is primarily a result of a one-time customer settlement payment of approximately $4.4 million in the second quarter of 2025 and available capacity.

The increase in terminaling services fees at our River terminals is primarily a result of contracting available capacity and increased ancillary fees.

The decrease in terminaling services fees at our Southeast terminals is primarily a result of available capacity and timing of scheduled maintenance.

The increase in terminaling services fees at our West Coast terminals is primarily a result of placing growth projects into service in the second and third quarters of 2024 and increased ancillary fees.

Included in terminaling services fees for the years ended December 31, 2025 and 2024, are fees charged to affiliates of approximately $2.2 million and $1.6 million, respectively.

The “firm commitments” and “ancillary” revenue included in terminaling services fees were as follows (in thousands):

	Firm Commitments and
	Ancillary Terminaling Services Fees
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Firm commitments	$240,703	$241,603
Ancillary	68,167	68,065
Terminaling services fees	$308,870	$309,668

The remaining terms on the terminaling services agreements that generated “firm commitments” for the year ended December 31, 2025 were as follows (in thousands):

Less than 1 year remaining	$78,530	33%
1 year or more, but less than 3 years remaining	137,621	57%
3 years or more, but less than 5 years remaining	15,471	6%
5 years or more remaining	9,081	4%
Total firm commitments for the year ended December 31, 2025	$240,703

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for an energy company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate the Frontera joint venture and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on behalf of an energy company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

The management fees by business segments were as follows (in thousands):

	Management Fees
	by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Gulf Coast terminals	$75	$81
Midwest terminals	—	—
Brownsville terminals	5,198	5,910
River terminals	—	—
Southeast terminals	1,143	966
West Coast terminals	—	6
Central services	4,567	6,950
Management fees	$10,983	$13,913

The decrease in Central services management fees is primarily due to our administration of payroll for the senior management of ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Included in management fees for the years ended December 31, 2025 and 2024, are fees charged to affiliates of approximately $9.8 million and $12.9 million, respectively.

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

The product sales, gross margin was as follows (in thousands):

	Product Sales, Gross Margin
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Product sales	$326,119	$379,146
Cost of product sales	(303,776)	(356,187)
Product sales, gross margin	$22,343	$22,959

The decrease in product sales and cost of product sales for the year ended December 31, 2025 is primarily a result of decreased product prices.

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

	Operating Costs and Expenses
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Wages and employee benefits	$64,122	$60,806
Utilities and communication charges	13,835	13,449
Repairs and maintenance	12,775	13,585
Property taxes and rentals	23,846	20,248
Vehicles and fuel costs	1,540	1,538
Environmental compliance costs	7,098	5,256
Additive detergent costs	4,065	4,052
Contract services	3,260	3,068
Legal fees	7,036	4,674
Other	6,216	6,666
Operating costs and expenses	$143,793	$133,342

The operating costs and expenses of our business segments were as follows (in thousands):

	Operating Costs and Expenses
	by Business Segment
	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Gulf Coast terminals	$30,226	$26,279
Midwest terminals	1,993	1,846
Brownsville terminals	13,893	11,980
River terminals	8,066	6,896
Southeast terminals	29,554	29,180
West Coast terminals	39,928	39,197
Central services	20,133	17,964
Operating costs and expenses	$143,793	$133,342

General and administrative expenses cover the costs of corporate functions such as legal, accounting, treasury, insurance administration and claims processing, information technology, human resources, credit, payroll, taxes and other corporate services. General and administrative expenses also include third party accounting costs associated with annual and quarterly reports and tax return preparation and distribution, and legal fees. The general and administrative expenses for the years ended December 31, 2025 and 2024 were approximately $28.3 million and $30.2 million, respectively. The decrease in general and administrative expenses is primarily due to our administration of payroll for the senior management of ArcLight affiliate owned Lucknow-Highspire Terminals, LLC ending on December 31, 2024.

Insurance expenses include charges for insurance premiums to cover costs of insuring activities such as property, casualty, pollution, automobile, directors’ and officers’ liability, and other insurable risks. For the years ended December 31, 2025 and 2024, insurance expense was approximately $7.7 million and $6.8 million, respectively.

Deferred compensation expense includes expense associated with awards granted to certain employees who provide service to us that vest over future service periods. The expense associated with deferred compensation awards was approximately $2.7 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively.

Depreciation and amortization expenses for the years ended December 31, 2025 and 2024 was approximately $74.0 million and $71.8 million, respectively.

Interest expense for the years ended December 31, 2025 and 2024 was approximately $126.5 million and $93.8 million, respectively. Interest expense for the years ended December 31, 2025 and 2024, is impacted by an unrealized gain (loss) on interest rate swap agreements of approximately ($18.1) million and $6.1 million, respectively.

ANALYSIS OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2025 and 2024, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in BOSTCO, a 30% ownership interest in Olympic Pipeline Company, a 51% ownership interest in SeaPort Midstream and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests in BOSTCO share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in

Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
BOSTCO	42.5%	42.5%	$173,862	$180,920
Olympic Pipeline Company	30%	30%	83,595	84,975
SeaPort Midstream	51%	51%	33,787	33,495
Frontera	50%	50%	16,398	18,002
Total investments in unconsolidated affiliates			$307,642	$317,392

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
BOSTCO	$4,396	$4,552
Olympic Pipeline Company	4,636	4,975
SeaPort Midstream	1,500	3,033
Frontera	(627)	(2,555)
Total earnings from investments in unconsolidated affiliates	$9,905	$10,005

The decrease in earnings from our investment in SeaPort Midstream for the year ended December 31, 2025 is primarily attributable to a non-cash increase to long-term environmental obligations at SeaPort Midstream, of which, our share was approximately $1.3 million.

The decrease in loss from our investment in Frontera for the year ended December 31, 2025 is primarily attributable to a non-cash impairment of goodwill at Frontera in 2024, of which, our share was approximately $2.2 million.

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
BOSTCO	$11,454	$10,118
Olympic Pipeline Company	6,016	—
SeaPort Midstream	1,208	1,895
Frontera	977	710
Cash distributions received from unconsolidated affiliates	$19,655	$12,723

The increase in cash distributions received from our investment in BOSTCO for the year ended December 31, 2025, is primarily attributable to more spend on repairs and maintenance in 2024.

The increase in cash distributions received from our investment in Olympic Pipeline Company for the year ended December 31, 2025, is primarily attributable to cash held at Olympic Pipeline Company to fund a remediation project in 2024. Distributions resumed in 2025 after Olympic Pipeline Company received reimbursements from their insurance company.

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

A comparative discussion of our 2024 to 2023 Liquidity and Capital Resources can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025 with the Securities and Exchange Commission (File No. 001-32505).

Net cash provided by (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Net cash provided by operating activities	$54,835	$92,231
Net cash provided by (used in) investing activities	$130,300	$(67,592)
Net cash used in financing activities	$(180,846)	$(24,017)

The approximately $37.4 million decrease in net cash provided by operating activities for the year ended December 31, 2025 is primarily related to timing of working capital and increased operating costs and expenses related to wages and employee benefits, incremental lease expense associated with the sale-leaseback of our Fisher Island terminal facility land and one-time legal fees.

Net cash provided by investing activities increased approximately $197.9 million for the year ended December 31, 2025. On October 8, 2025, the Company completed the sale-leaseback of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. We received proceeds of approximately $176.8 million, net of transaction costs. In the first half of 2025 we received loan repayments from Olympic Pipeline Company totaling approximately $9 million. The approximately $9 million member loan was made to Olympic Pipeline Company in the second quarter of 2024.

Additional investments and expansion capital projects at our terminals have been approved and currently are, or will be, under construction with estimated completion dates throughout 2027. At December 31, 2025, the remaining expenditures to complete the approved projects are estimated to be approximately $15 million. These expenditures primarily relate to the construction costs associated with the expansion of our West Coast operations.

Net cash used in financing activities increased approximately $156.8 million for the year ended December 31, 2025. In the fourth quarter of 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $175 million prepayment on our senior secured term loans with the proceeds from the sale of the Fisher Island terminal facility land.

As discussed below, on February 21, 2025, the Company closed on our offering of $500 million aggregate principal amount of 8.500% senior unsecured notes due in 2030.

Proceeds from the $500 million senior unsecured notes were used as follows (in thousands):

Repayment of 6.125% senior notes due in 2026 and accrued interest	$300,359
Distributions to TLP Finance Holdings, LLC for debt service and other	172,803
General corporate purposes	13,548
Debt issuance costs	9,290
Repayment of revolving credit facility	4,000
Proceeds from $500 million senior unsecured notes	$500,000

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

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service and other	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

The senior secured term loans will mature on March 16, 2030. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

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

On August 1, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 5 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “TL Repricing”). After giving effect to the TL Repricing, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either Term SOFR plus an applicable margin of 2.50% or an alternate base rate plus an applicable margin of 1.50%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 5, remain unchanged.

In the fourth quarter of 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $175 million prepayment on our senior secured term loans with the proceeds from the sale of the Fisher Island terminal facility land (see Note 14 of Notes to consolidated financial statements).

On February 6, 2026, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 6 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement and the extension of the maturity of the senior secured term loans (the “Repricing and Extension”). After giving effect to the Repricing and Extension, senior secured term loans under the Credit Agreement (i) accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50% and (ii) have a maturity date of March 16, 2030. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 6, remain unchanged.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2025 and 2024.

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

					Twelve
	Three months ended				months ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2025	2025	2025	2025	2025
Financial performance covenant tests:
Net earnings (loss)	$(7,609)	$(12,625)	$(8,259)	$156,628	$128,135
Interest expense	35,891	35,876	29,728	25,053	126,548
Deferred debt issuance costs	2,538	1,271	3,970	2,797	10,576
State franchise taxes (income taxes)	495	506	480	413	1,894
Depreciation and amortization	18,026	18,149	18,066	19,767	74,008
Deferred compensation	976	480	536	679	2,671
Gain on sale of assets	—	—	—	(169,622)	(169,622)
One-time expenses (terminal sales, severance payments and legal expenses)	835	2,118	3,802	4,053	10,808
Proportionate share of unconsolidated affiliates' depreciation and amortization	4,313	4,691	4,529	6,352	19,885
Consolidated EBITDA	$55,465	$50,466	$52,852	$46,120	$204,903
Proforma completed growth project credit (1)					5,572
Proforma specified disposition (Fisher Island terminal facility) (2)					(9,598)
Consolidated EBITDA for the leverage ratio (3)	$55,465	$50,466	$52,852	$46,120	$200,877
Maintenance capital	(8,801)	(9,974)	(8,761)	(7,130)	(34,666)
Total for the consolidated debt service coverage ratio	$46,664	$40,492	$44,091	$38,990	$166,211
Debt service:
Interest expense	$35,891	$35,876	$29,728	$25,053	$126,548
Unrealized loss on interest rate swap agreements	(9,916)	(6,555)	(1,516)	(159)	(18,146)
Scheduled principal payments	2,884	2,883	—	—	5,767
Total	$28,859	$32,204	$28,212	$24,894	$114,169

Credit Agreement consolidated debt service coverage ratio (>1.1x)					1.46

Consolidated senior secured net leverage ratio test:
Senior secured term loans outstanding					$938,082
Revolving credit facility outstanding					—
Less cash and cash equivalents					(12,463)
Senior secured debt					$925,619

Consolidated senior secured net leverage ratio (<6.75x)					4.61
(1)	Represents incremental annualized EBITDA for completed growth projects that have come online revenue in the last four quarters.
(2)	Represents incremental annualized EBITDA for Specified Disposition in the last four quarters.
(3)	Reflects the calculation of Consolidated EBITDA in accordance with the definition in the Credit Agreement.

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

Proceeds from the $500 million senior unsecured notes were used as follows (in thousands):

Repayment of 6.125% senior notes due in 2026 and accrued interest	$300,359
Distributions to TLP Finance Holdings, LLC for debt service and other	172,803
General corporate purposes	13,548
Debt issuance costs	9,290
Repayment of revolving credit facility	4,000
Proceeds from $500 million senior unsecured notes	$500,000

The Company is voluntarily filing with the Securities and Exchange Commission pursuant to the covenants contained in the 6.125% senior notes, and beginning February 21, 2025, the 8.500% senior unsecured notes. These notes contain customary covenants (including those relating to our voluntary filing of this Annual Report on Form 10-K and certain restrictions and obligations with respect to types of payments we may make, indebtedness we may incur, transactions we may pursue, or changes in our control) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Contractual obligations and contingencies. See Notes 12 and 14 of Notes to consolidated financial statements for information regarding our debt obligations and our leases and other commitments, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the risk of loss arising from adverse changes in market rates and prices. A principal market risk to which we are exposed is interest rate risk associated with borrowings under the Credit Agreement. At December 31, 2025, senior secured term loan borrowings under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either Term SOFR plus an applicable margin of 2.50% or an alternate base rate plus an applicable margin of 1.50% and borrowings under the revolving credit facility accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 3.00% or an alternate base rate plus an applicable margin of 2.00%.

On February 6, 2026, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 6 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement and the extension of the maturity of the senior secured term loans (the “Repricing and Extension”). After giving effect to the Repricing and Extension, senior secured term loans under the Credit Agreement (i) accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50% and (ii) have a maturity date of March 16, 2030. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 6, remain unchanged.

We manage a portion of our interest rate risk with interest rate swaps, which reduce our exposure to changes in interest rates by converting variable interest rates to fixed interest rates. At both December 31, 2025 and 2024, our derivative instruments were limited to interest rate swap agreements with an aggregate notional amount of $780 million, the majority of which expire through August 18, 2028. Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based the one-month Term SOFR or OIS compound SOFR. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2025 and 2024, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($18.1) million and $6.1 million, respectively. The fair value of our interest rate swap agreements was determined using a pricing model based on applicable swap rates and other observable market data. At December 31, 2025, we had outstanding borrowings of $938.1 million under our senior secured term loans and $nil under our revolving credit facility. Based on the outstanding balance of our variable-interest-rate debt at December 31, 2025, assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $1.6 million.

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

TransMontaigne Partners LLC and Subsidiaries:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management of TransMontaigne Partners LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMontaigne Partners LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, partners' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter

As discussed in Note 14 to the consolidated financial statements, on October 8, 2025, the Company completed a sale-leaseback of its Fisher Island terminal facility land in Miami, Florida for a purchase price of $180 million, received net proceeds of approximately $176.8 million that were used to prepay $170 million of senior secured term loans, and recognized a gain of approximately $169.6 million in gain on sale of assets. In connection with the transaction, the Company entered into an approximately two-year land lease through August 2027 and recorded right-of-use assets and lease liabilities of $22.3 million and $10.7 million, respectively. Our opinion is not modified with respect to this matter.

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

March 20, 2026

We have served as the Company's auditor since 2012

TransMontaigne Partners LLC and subsidiaries

Consolidated balance sheets

(in thousands)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$12,463	$8,174
Trade accounts receivable	24,878	24,363
Due from affiliates	3,505	2,251
Inventory	8,044	9,902
Other current assets	12,933	16,394
Assets held for sale	7,024	7,137
Total current assets	68,847	68,221
Property, plant and equipment, net	791,126	808,274
Goodwill	18,586	18,586
Investments in unconsolidated affiliates	307,642	317,392
Right-of-use assets, operating leases	66,538	48,015
Other assets, net	38,800	65,362
	$1,291,539	$1,325,850
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$18,395	$11,089
Operating lease liabilities	5,502	2,370
Accrued liabilities	33,889	44,223
Current debt	—	11,535
Total current liabilities	57,786	69,217
Deferred revenue	221	410
Other liabilities	2,251	—
Long-term operating lease liabilities	53,639	47,616
Long-term debt, net of deferred debt issuance costs	1,421,487	1,407,908
Total liabilities	1,535,384	1,525,151
Commitments and contingencies (Note 14)
Equity:
Member interest	(243,845)	(199,301)
Total equity	(243,845)	(199,301)
	$1,291,539	$1,325,850

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of operations

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Revenue:
Terminal revenue	$319,853	$323,581	$312,259
Product sales	326,119	379,146	340,861
Total revenue	645,972	702,727	653,120
Costs and expenses:
Cost of product sales	(303,776)	(356,187)	(320,516)
Operating	(143,793)	(133,342)	(124,697)
General and administrative	(28,335)	(30,160)	(28,932)
Insurance	(7,657)	(6,847)	(6,822)
Deferred compensation	(2,671)	(3,840)	(4,272)
Depreciation and amortization	(74,008)	(71,846)	(70,876)
Total costs and expenses	(560,240)	(602,222)	(556,115)
Earnings from unconsolidated affiliates	9,905	10,005	10,140
Gain on sale of assets	169,622	—	—
Operating income	265,259	110,510	107,145
Other expenses:
Interest expense	(126,548)	(93,769)	(100,035)
Deferred debt issuance costs	(10,576)	(6,659)	(4,164)
Total other expenses	(137,124)	(100,428)	(104,199)
Net earnings	$128,135	$10,082	$2,946

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of equity

(in thousands)

	Member
	interest	Total
Balance December 31, 2022	$(13,862)	$(13,862)
Contributions from parent entities	1,876	1,876
Distributions to TLP Finance Holdings, LLC for debt service and other	(113,876)	(113,876)
Net earnings for year ended December 31, 2023	2,946	2,946
Balance December 31, 2023	(122,916)	(122,916)
Contributions from parent entities	1,930	1,930
Distributions to TLP Finance Holdings, LLC for debt service and other	(88,397)	(88,397)
Net earnings for year ended December 31, 2024	10,082	10,082
Balance December 31, 2024	(199,301)	(199,301)
Contributions from parent entities	872	872
Distributions to TLP Finance Holdings, LLC for debt service and other	(173,551)	(173,551)
Net earnings for year ended December 31, 2025	128,135	128,135
Balance December 31, 2025	$(243,845)	$(243,845)

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Consolidated statements of cash flows

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$128,135	$10,082	$2,946
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,008	71,846	70,876
Earnings from unconsolidated affiliates	(9,905)	(10,005)	(10,140)
Distributions from unconsolidated affiliates	19,655	12,723	16,430
Equity-based compensation	872	1,930	1,876
Amortization of deferred debt issuance costs	9,339	5,794	4,061
Amortization of deferred revenue	(189)	(192)	(618)
Unrealized (gain) loss on interest rate swap agreements	18,146	(6,054)	2,924
Gain on sale of assets	(169,622)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(515)	5,328	15,251
Due from affiliates	(1,254)	1,011	588
Inventory	1,858	(2,643)	(614)
Other current assets	(181)	1,526	(3,386)
Right-of-use assets, operating leases	5,420	3,031	3,549
Other assets, net	(137)	427	(433)
Trade accounts payable	4,327	(2,088)	(9,608)
Accrued liabilities	(10,334)	2,513	(1,710)
Operating lease liabilities	(14,788)	(2,998)	(3,570)
Net cash provided by operating activities	54,835	92,231	88,422
Cash flows from investing activities:
Investments in unconsolidated affiliates	—	—	(568)
Olympic Pipeline Company member loan	9,000	(9,000)	—
Affiliate loan	—	—	1,259
Capital expenditures	(55,459)	(58,592)	(59,819)
Proceeds from sale of assets, net of transaction costs	176,759	—	1,118
Net cash provided by (used in) investing activities	130,300	(67,592)	(58,010)
Cash flows from financing activities:
Proceeds from 8.500% senior unsecured notes	500,000	—	—
Repayments of 6.125% senior notes	(299,900)	—	—
Repayments of senior secured term loans	(180,767)	(11,151)	(10,000)
Proceeds from senior secured term loans	—	150,000	—
Borrowings under revolving credit facility	8,000	112,300	254,000
Repayments under revolving credit facility	(25,000)	(183,300)	(166,000)
Debt issuance costs	(9,628)	(3,469)	—
Distributions to TLP Finance Holdings, LLC for debt service and other	(173,551)	(88,397)	(113,876)
Net cash used in financing activities	(180,846)	(24,017)	(35,876)
Increase (decrease) in cash and cash equivalents	4,289	622	(5,464)
Cash and cash equivalents at beginning of period	8,174	7,552	13,016
Cash and cash equivalents at end of period	$12,463	$8,174	$7,552
Supplemental disclosures of cash flow information:
Cash paid for interest	$114,684	$101,103	$98,489
Additions to right-of-use assets obtained from new operating lease liabilities	$23,943	$2,895	$982
Non-cash property, plant and equipment	$8,068	$2,875	$9,065
Non-cash contributions from parent entities	$872	$1,930	$1,876

See accompanying notes to consolidated financial statements.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2025, 2024 and 2023

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

Fisher Island terminal facility land sale-leaseback. On October 8, 2025, the Company completed the sale-leaseback of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. Proceeds from the sale of the Fisher Island terminal facility land were used for a $175 million prepayment on our senior secured term loans. As a result of the sale-leaseback, we recorded a gain of approximately $169.6 million to gain on sale of assets within the consolidated statements of operations. At closing we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and entered into an approximately two-year land lease agreement with the buyer, to continue our existing operations servicing our current customer agreements through August 2027 (see Note 14 of Notes to consolidated financial statements).

Fairfax terminal facilities sale agreement. On January 22, 2025, the Company announced that it had entered into an agreement for the sale of our terminal facility in Fairfax, Virginia for a purchase price of approximately $30.8 million. Proceeds from the terminal sale will be used for repayment of certain term debt obligations. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date and is subject to customary closing conditions. The Fairfax terminal facility has been recorded as assets held for sale (see Note 5 of Notes to consolidated financial statements).

Charlotte terminal facility sale agreement. On March 18, 2026, the Company entered into an agreement for the sale of our terminal facility in Charlotte, North Carolina for a purchase price of approximately $3.4 million. Proceeds from the terminal sale will be used for repayment of certain term debt obligations. The Charlotte terminal facility has storage capacity of approximately 120,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about April 17, 2026, or on such other date as may be mutually agreed by the parties and is subject to customary closing conditions.

(b) Basis of presentation and use of estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of TransMontaigne Partners LLC and its controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. The accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2025 and 2024 and our results of operations for the years ended December 31, 2025, 2024 and 2023.

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

Years ended December 31, 2025, 2024 and 2023

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

Management fees. We manage and operate certain tank capacity at our Port Everglades South terminal for an energy company and receive a reimbursement of its proportionate share of operating and maintenance costs. We manage and operate Frontera and receive a management fee based on our costs incurred. We lease land under operating leases as the lessor or sublessor with third parties and affiliates. We manage and operate rail sites at certain Southeast terminals on

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

behalf of an energy company and receive reimbursement for operating and maintenance costs. We manage and operate SeaPort Midstream Partners, LLC (“SeaPort Midstream”) and receive a management fee based on our costs incurred. We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred.

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

(e) Inventory

Inventory represents refined and renewable products held for resale and are recorded at the lower of cost or net realizable value. Cost is determined by using the average cost method. At December 31, 2025 and 2024, our inventory was approximately $8.0 million and $9.9 million, respectively. At December 31, 2025 and 2024, our refined products inventory was approximately $3.1 million and $3.6 million, respectively. At December 31, 2025 and 2024, our renewable products inventory was approximately $4.9 million and $6.3 million, respectively. We did not recognize any adjustments to the lower of cost or net realizable value during the years ended December 31, 2025 and 2024.

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

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable based on expected undiscounted future cash flows attributable to that asset group. If an asset group is impaired, the impairment loss to be recognized is the excess of the carrying

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

amount of the asset group over its estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2025, 2024 and 2023.

(g) Investments in unconsolidated affiliates

We account for our investments in unconsolidated affiliates, which we do not control but do have the ability to exercise significant influence over, using the equity method of accounting. Under this method, the investment is recorded at acquisition cost, increased by our proportionate share of any earnings and additional capital contributions and decreased by our proportionate share of any losses, distributions received and amortization of any excess investment. Excess investment is the amount by which our total investment exceeds our proportionate share of the book value of the net assets of the investment entity. We evaluate our investments in unconsolidated affiliates for impairment whenever events or circumstances indicate there is a loss in value of the investment that is other than temporary. In the event of impairment, we would record a charge to earnings to adjust the carrying amount to estimated fair value. We did not recognize any impairment charges for each of the years ended December 31, 2025, 2024 and 2023.

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

(i) Asset retirement obligations

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. GAAP requires that the fair value of a liability related to the retirement of long-lived assets be recorded at the time a legal obligation is incurred. The liability is initially recognized at fair value based on estimates and assumptions related to retirement costs, future inflation rates and interest rates. After the initial measurement, accretion expense is recorded periodically to reflect the time value of money, increasing the liability from its initial measurement to its expected future settlement value with the passage of time. Accretion expense is recognized in operating costs and expenses in the consolidated statements of operations. Once an asset retirement obligation is identified and a liability is recorded, a corresponding asset is recorded, which is depreciated over the remaining useful life of the asset (See Note 11 of Notes to consolidated financial statements).

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

(j) Accounting for derivative instruments

Generally accepted accounting principles require us to recognize all derivative instruments at fair value in the consolidated balance sheets as assets or liabilities. Changes in the fair value of our derivative instruments are recognized in the consolidated statements of operations. At December 31, 2025 and 2024, our derivative instruments were limited to interest rate swap agreements. The fair value of our interest rate swap agreements are determined using a pricing model based on applicable swap rates and other observable market data. At December 31, 2025 and 2024, the fair value of our interest rate swap agreements was approximately $0.9 million and $19.1 million, respectively (See Notes 4 and 9 of Notes to consolidated financial statements).

Pursuant to the terms of the interest rate swap agreements, we pay a blended fixed rate and receive interest payments based on the one-month London Interbank Offered Rate (“LIBOR”) through July 17, 2023, and on the one-month Term Secured Overnight Financing Rate (“SOFR”) or Overnight Indexed Swap (“OIS”) compound SOFR for periods after July 17, 2023. The net difference to be paid or received under the interest rate swap agreements will be settled monthly and recognized as an adjustment to interest expense. For the years ended December 31, 2025, 2024 and 2023, we recognized an unrealized gain (loss) on interest rate swap agreements of approximately ($18.1) million, $6.1 million and ($2.9) million, respectively.

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

(m) Recent accounting pronouncements

In March 2024, the Securities and Exchange Commission (SEC) issued final climate-related disclosure rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Subject to certain exemptions, the rules will require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. In addition, the rules require (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company’s plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The disclosure requirements will begin phasing in for annual periods beginning with the calendar year 2027. The rule is currently stayed pending resolution of various legal challenges and in March 2025, the Securities and Exchange Commission voted to end its

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

defense of the rule. We are currently evaluating the final rules to determine its impact on our consolidated financial statements once the final implementation timeline is concluded.

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

(2) TRANSACTIONS WITH AFFILIATES

Operations and reimbursement agreement—Frontera. We have a 50% ownership interest in the Frontera Brownsville LLC joint venture (“Frontera”). We operate Frontera, in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2025, 2024 and 2023, we recognized approximately $5.2 million, $5.9 million and $6.1 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling services agreements—Brownsville terminals. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that expired or will expire in August 2025, April 2026 and May 2026. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 162,000 to 227,000 barrels of storage capacity under these agreements. For the years ended December 31, 2025, 2024 and 2023, we recognized revenue related to these agreements of approximately $2.2 million, $1.6 million and $1.9 million, respectively.

Terminaling services agreement—Gulf Coast terminals. We have a terminaling services agreement with Associated Asphalt Marketing, LLC relating to our Gulf Coast terminals. Prior to December 15, 2023, Associated Asphalt Marketing, LLC was a wholly owned indirect subsidiary of ArcLight. The agreement will expire in April 2031, subject to two-year automatic renewals unless terminated by either party upon 180 days’ prior notice. In exchange for its minimum throughput commitment, we have agreed to provide Associated Asphalt Marketing, LLC with approximately 750,000 barrels of storage capacity. For the years ended December 31, 2025, 2024 and 2023, we recognized affiliate revenue related to this agreement with Associated Asphalt Marketing, LLC of approximately $nil, $nil and $8.9 million, respectively.

Operating and administrative agreement—SeaPort Midstream—Central services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. The operating and administrative agreement will expire in November 2027, subject to two-year automatic renewals unless terminated by either party upon no less than twelve months’ notice prior to the end of the initial term or any successive term. Our agreement with SeaPort Midstream stipulates that we may resign as the operator at any time with the prior written consent of SeaPort Midstream, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2025, 2024 and 2023, we recognized revenue related to this operations and administrative agreement of approximately $4.1 million, $4.2 million and $4.3 million, respectively.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

We used this capacity to store and sell refined and renewable products. For the years ended December 31, 2025, 2024 and 2023, we recognized expense related to this agreement of approximately $nil, $nil and $0.1 million, respectively.

Other affiliates—Central services. We manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC. For the years ended December 31, 2025, 2024 and 2023, we recognized revenue related to reimbursements from these affiliates of approximately $0.5 million, $2.8 million and $3.3 million, respectively. Our administration of payroll for the senior management of Lucknow-Highspire Terminals, LLC ended on December 31, 2024.

Services agreement—TransMontaigne Management Company. Our executive officers who provide services to the Company are employed by TransMontaigne Management Company, LLC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. Pursuant to a services agreement between our subsidiary, TLP Management Services L.L.C. (“TMS”) and TransMontaigne Management Company, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TransMontaigne Management Company. TransMontaigne Management Company is reimbursed for the payroll and benefits expenses related to our executive officers, plus a 1% administration fee. For the years ended December 31, 2025, 2024 and 2023, aggregate fees paid by us to TransMontaigne Management Company with respect to the services agreement was approximately $3.0 million, $2.6 million and $2.5 million, respectively.

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

Trade accounts receivable, net consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Trade accounts receivable	$24,878	$24,363

We did not recognize an allowance for credit losses for the years ended December 31, 2025, 2024 and 2023.

The following customer accounted for at least 10% of our consolidated revenue in at least one of the periods presented in the accompanying consolidated statements of operations:

		Year ended	Year ended	Year ended
		December 31,	December 31,	December 31,
Customer	Business Segment	2025	2024	2023
Customer A (1)	West Coast terminals	20%	25%	14%
(1)	For each of the years ended December 31, 2025, 2024 and 2023, approximately 99% of Customer A's consolidated revenue was related to product sales and approximately 1% was related to terminal revenue.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

(4) OTHER CURRENT ASSETS

Other current assets are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Unrealized gain on interest rate swap agreements	$806	$4,448
Amounts due from insurance companies	3,792	3,770
Prepaid insurance	2,688	2,869
Additive detergent	2,097	2,187
Prepaid inventory	1,327	678
Deposits and other assets	2,223	2,442
	$12,933	$16,394

Amounts due from insurance companies. We periodically file claims for recovery of environmental remediation costs with our insurance carriers under our comprehensive liability policies. We recognize our insurance recoveries in the period that we assess the likelihood of recovery as being probable (i.e., likely to occur). At both December 31, 2025 and 2024, we recognized amounts due from insurance companies of approximately $3.8 million representing our best estimate of our probable insurance recoveries. During the year ended December 31, 2025, we received insurance recoveries of approximately $1.3 million and increased our estimate of our probable insurance recoveries by approximately $1.3 million.

(5) ASSETS HELD FOR SALE

On January 22, 2025, the Company announced that it had entered into an agreement for the sale of our terminal facility in Fairfax, Virginia for a purchase price of approximately $30.8 million. Proceeds from the terminal sale will be used for repayment of certain term debt obligations. The Fairfax terminal facility is in our Southeast terminals business segment and has active storage capacity of approximately 500,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about June 30, 2026, subject to certain rights for the Company to extend the closing date and is subject to customary closing conditions.

As a result, we have determined that the Fairfax terminal facility of approximately $7.0 million should be classified as held for sale at December 31, 2025. The committed and planned sale does not, however, represent a strategic shift that will have a major effect on our operations and financial results. Therefore, the effects of the planned sale has not been reported as discontinued operations within the consolidated financial statements.

(6) PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is as follows (in thousands):

	December 31,	December 31,
	2025	2024
Land	$94,930	$96,880
Terminals, pipelines and equipment	1,486,800	1,446,804
Furniture, fixtures and equipment	22,431	20,840
Construction in progress	18,201	16,080
	1,622,362	1,580,604
Less accumulated depreciation	(831,236)	(772,330)
	$791,126	$808,274

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

At December 31, 2025 and 2024, property, plant and equipment, net utilized by our customers in revenue operating lease arrangements consisted of approximately $551.1 million and $560.9 million, respectively, of terminals, pipelines and equipment. The terminals, pipelines and equipment primarily relates to our storage tanks and associated internal piping.

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

At December 31, 2025 and 2024, our Brownsville and West Coast terminals contained goodwill. Our estimate of the fair value of our Brownsville and West Coast terminals at December 31, 2025 and 2024 substantially exceeded the carrying amount. Accordingly, we did not recognize any goodwill impairment charges for each of the years ended December 31, 2025, 2024 and 2023. However, an increase in the assumed market participants’ weighted average cost of capital, the loss of a significant customer, the disposition of significant assets, or an unforeseen increase in the costs to operate and maintain the Brownsville and West Coast terminals, could result in the recognition of an impairment charge in the future.

(8) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At December 31, 2025 and 2024, our investments in unconsolidated affiliates include a 42.5% Class A ownership interest in Battleground Oil Specialty Terminal Company LLC (“BOSTCO”), a 30% ownership interest in Olympic Pipeline Company, LLC (“Olympic Pipeline Company”), a 51% ownership interest in SeaPort Midstream, and a 50% ownership interest in Frontera. BOSTCO is a terminal facility located on the Houston Ship Channel that encompasses approximately 7.1 million barrels of distillate, residual and other black oil product storage. Class A and Class B ownership interests share in cash distributions on a 96.5% and 3.5% basis, respectively. Class B ownership interests do not have voting rights and are not required to make capital investments. Olympic Pipeline Company is a 400-mile interstate refined petroleum products pipeline system running from Blaine, Washington to Portland, Oregon and a refined and renewable products terminal in Bayview, Washington. SeaPort Midstream is two terminal facilities located in Seattle, Washington and Portland, Oregon that encompasses approximately 1.3 million barrels of refined and renewable product storage. Frontera is a terminal facility located in Brownsville, Texas that encompasses approximately 1.7 million barrels of light petroleum product storage, as well as related ancillary facilities.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of		Carrying value
	ownership		(in thousands)
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
BOSTCO	42.5%	42.5%	$173,862	$180,920
Olympic Pipeline Company	30%	30%	83,595	84,975
SeaPort Midstream	51%	51%	33,787	33,495
Frontera	50%	50%	16,398	18,002
Total investments in unconsolidated affiliates			$307,642	$317,392

At December 31, 2025 and 2024, our investment in BOSTCO includes approximately $5.5 million and $5.7 million, respectively, of excess investment related to a one time buy-in fee to acquire our 42.5% interest and capitalization of interest on our investment during the construction of BOSTCO amortized over the useful life of the assets. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the BOSTCO entity.

At December 31, 2025 and 2024, our investment in Olympic Pipeline Company includes approximately $4.8 million and $5.1 million, respectively, of excess investment related to property, plant and equipment being amortized over the useful life of the assets and approximately $20.2 million of excess investment related to goodwill. Excess investment is the amount by which our investment exceeds our proportionate share of the book value of the net assets of the Olympic Pipeline Company entity.

Earnings (loss) from investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
BOSTCO	$4,396	$4,552	$2,624
Olympic Pipeline Company	4,636	4,975	4,130
SeaPort Midstream	1,500	3,033	3,210
Frontera	(627)	(2,555)	176
Total earnings from investments in unconsolidated affiliates	$9,905	$10,005	$10,140

Additional capital investments in unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
BOSTCO	$—	$—	$68
Olympic Pipeline Company	—	—	—
SeaPort Midstream	—	—	—
Frontera	—	—	500
Additional capital investments in unconsolidated affiliates	$—	$—	$568

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

Cash distributions received from unconsolidated affiliates were as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
BOSTCO	$11,454	$10,118	$11,976
Olympic Pipeline Company	6,016	—	2,064
SeaPort Midstream	1,208	1,895	1,641
Frontera	977	710	749
Cash distributions received from unconsolidated affiliates	$19,655	$12,723	$16,430

The summarized combined financial information of our unconsolidated affiliates was as follows (in thousands):

Balance sheets:

	December 31,	December 31,
	2025	2024
Current assets	$78,995	$100,534
Long-term assets	743,723	754,457
Current liabilities	(60,806)	(69,826)
Long-term liabilities	(71,547)	(72,380)
Net assets	$690,365	$712,785

Statements of income:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Revenue	$220,004	$220,348	$207,805
Expenses	(190,117)	(190,035)	(179,480)
Net income	$29,887	$30,313	$28,325

(9) OTHER ASSETS, NET

Other assets, net are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Customer relationships, net of accumulated amortization of $27,693 and $24,498, respectively	$37,837	$41,032
Unrealized gain on interest rate swap agreements	129	14,633
Olympic Pipeline Company member loan	—	9,000
Deposits and other assets	834	697
	$38,800	$65,362

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

Expected future amortization expense for the customer relationships as of December 31, 2025 is as follows (in thousands):

	Years ending December 31,
	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$3,195	$3,195	$3,177	$3,085	$3,085	$22,100

Olympic Pipeline Company member loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At December 31, 2025 and 2024, the total outstanding borrowings under the Olympic Pipeline Company member loan were $nil and $30.0 million, respectively. Accordingly, we have recorded a loan receivable of approximately $nil and $9.0 million, respectively, representing our proportionate share of the outstanding borrowings. The member loan was repaid in the first half of 2025.

(10) ACCRUED LIABILITIES

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Accrued compensation expense	$12,124	$14,823
Customer advances and deposits	12,018	13,464
Accrued property taxes	5,637	5,515
Interest payable	1,553	6,617
Accrued environmental obligations	609	762
Accrued Washington State emissions allowances	—	616
Accrued expenses and other	1,948	2,426
	$33,889	$44,223

Accrued compensation expense. Accrued compensation expense includes our bonus, payroll, and savings and retention plan awards accruals.

Customer advances and deposits. Customer advances and deposits represents payments received for terminaling services in advance of the terminaling services being provided.

Accrued environmental obligations. At December 31, 2025 and 2024, we have accrued environmental obligations of approximately $0.6 million and $0.8 million, respectively, representing our best estimate of our remediation obligations. During the year ended December 31, 2025, we made payments of approximately $0.2 million. Changes in our estimates of our future environmental remediation obligations may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our accrued environmental obligations (in thousands):

	Balance at		Increase	Balance at
	beginning		(decrease)	end of
	of period	Payments	in estimate	period
2025	$762	$(158)	$5	$609
2024	$909	$(142)	$(5)	$762
2023	$1,363	$(333)	$(121)	$909

Accrued Washington State emissions allowances. The Washington State Climate Commitment Act (“CCA”), implemented January 1, 2023, was designed to reduce greenhouse gas emissions. Rules implementing the CCA by the Washington Department of Ecology set a cap on greenhouse gas emissions, provide mechanisms for the sale and

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

tracking of tradable emissions allowances, and establish additional compliance and accountability measures. Accrued Washington State emissions allowances represent our obligation under the CCA to obtain emissions allowances for certain products sold at the truck rack at our Tacoma, Washington terminal. We record the emissions allowances obligations at market value, net of allowances purchased and record the associated expense as cost of product sales when certain products are sold at the truck rack at our Tacoma, Washington terminal. To the extent emissions allowances purchases exceed the obligations we record the emissions allowances purchases at market value, net of obligations in inventory and recognize the expense when certain products are sold at the truck rack at our Tacoma, Washington terminal.

(11) OTHER LIABILITIES

Other liabilities is as follows (in thousands):

	December 31,	December 31,
	2025	2024
Asset retirement obligations	$2,251	$—

Asset retirement obligations. We have identified and recorded a legal obligation and corresponding asset associated with the abandonment of the Fisher Island terminal facility property, plant, and equipment. We have not recorded an asset retirement obligation, or corresponding asset, related to our other long-lived assets, consisting of above-ground storage facilities and underground pipelines, because we are unable to predict if and when these long-lived assets will become completely obsolete and require dismantlement, and therefore the future dismantlement and removal dates is indeterminable, and the amount of any associated costs are believed to be insignificant. Changes in our assumptions and estimates may occur as a result of the passage of time and the occurrence of future events.

The following table presents a roll forward of our asset retirement obligations (in thousands):

	Balance at			Balance at
	beginning		Accretion	end of
	of period	Additions	expense	period
2025	$—	$2,214	$37	$2,251
2024	$—	$—	$—	$—
2023	$—	$—	$—	$—

(12) LONG-TERM DEBT

Long-term debt is as follows (in thousands):

	December 31,	December 31,
	2025	2024
Senior secured term loans outstanding	$938,082	$1,118,849
Revolving credit facility outstanding	—	17,000
8.500% senior unsecured notes due in 2030	500,000	—
6.125% senior notes due in 2026	—	299,900
Unamortized deferred debt issuance costs (1)	(16,595)	(16,306)
Total debt, net of deferred debt issuance costs	1,421,487	1,419,443
Current portion of senior secured term loans	—	(11,535)
Long-term debt, net of deferred debt issuance costs	$1,421,487	$1,407,908
(1)	Deferred debt issuance costs are amortized using the effective interest method over the applicable term of the senior secured term loans and senior notes. For the years ended December 31, 2025 and 2024, amortization of deferred debt issuance costs was approximately $4.8 million and $4.7 million, respectively. For the years ended December 31, 2025 and 2024, expense related to a loss on partial

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

debt extinguishment was approximately $4.5 million and $1.1 million, respectively. For the years ended December 31, 2025 and 2024, one-time debt issuance costs was approximately $1.3 million and $0.9 million, respectively.

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

Proceeds from the $150 million senior secured term loans were used as follows (in thousands):

Repayment of revolving credit facility	$110,401
Distributions to TLP Finance Holdings, LLC for debt service and other	36,677
Debt issuance costs	2,922
Proceeds from $150 million senior secured term loans	$150,000

The senior secured term loans will mature on March 16, 2030. Our obligations under the Credit Agreement are guaranteed by the Company, TransMontaigne Operating Company L.P. and all of its subsidiaries, and secured by a first priority security interest in favor of the lenders in substantially all of the Company’s, TransMontaigne Operating Company L.P.’s and all of its subsidiaries’ assets, including our investments in unconsolidated affiliates.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

On August 1, 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 5 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement (the “TL Repricing”). After giving effect to the TL Repricing, senior secured term loans under the Credit Agreement accrue interest at a per annum rate equal to, at our election, either Term SOFR plus an applicable margin of 2.50% or an alternate base rate plus an applicable margin of 1.50%. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 5, remain unchanged.

In the fourth quarter of 2025, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, made a $175 million prepayment on our senior secured term loans with the proceeds from the sale of the Fisher Island terminal facility land (see Note 14 of Notes to consolidated financial statements).

On February 6, 2026, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 6 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement and the extension of the maturity of the senior secured term loans (the “Repricing and Extension”). After giving effect to the Repricing and Extension, senior secured term loans under the Credit Agreement (i) accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50% and (ii) have a maturity date of March 16, 2030. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 6, remain unchanged.

The Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Agreement requires compliance with (a) a debt service coverage ratio of no less than 1.1 to 1.0 and (b) if the aggregate outstanding amount of all revolving loans and drawn letters of credit exceeds an amount equal to 35% of the aggregate revolving commitments, a senior secured net leverage ratio of no greater than 6.75 to 1.00. We were in compliance with all financial covenants as of and during the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024 and 2023, the weighted average interest rate on borrowings was approximately 6.7%, 7.4% and 7.5%, respectively. At both December 31, 2025 and 2024, our outstanding letters of credit were $0.4 million.

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

Proceeds from the $500 million senior unsecured notes were used as follows (in thousands):

Repayment of 6.125% senior notes due in 2026 and accrued interest	$300,359
Distributions to TLP Finance Holdings, LLC for debt service and other	172,803
General corporate purposes	13,548
Debt issuance costs	9,290
Repayment of revolving credit facility	4,000
Proceeds from $500 million senior unsecured notes	$500,000

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

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

We have the intent and ability to settle the savings and retention plan awards in cash, and accordingly, we account for the awards as accrued liabilities. For savings and retention plan awards to employees, approximately $1.8 million, $1.9 million and $2.4 million is included in deferred compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.

On September 14, 2023, an indirect parent of the Company granted class B units and modified existing class B units in the indirect parent of the Company to the officers of TransMontaigne Management Company. On October 1, 2025, an indirect parent of the Company granted class B units and modified existing class B units in the indirect parent of the Company to the officers of TransMontaigne Management Company. The October 1, 2025 modification of class B units had an insignificant impact on deferred compensation expense. For the years ended December 31, 2025, 2024 and 2023, we recognized approximately $0.9 million, $1.9 million and $1.9 million, respectively, of deferred compensation expense in our consolidated statements of operations, non-cash contribution from parent entities in our consolidated statements of equity and non-cash equity-based compensation in our consolidated statements of cash flows related to the class B units.

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

(14) COMMITMENTS AND CONTINGENCIES

Lessee operating lease commitments. We lease property including corporate offices, vehicles and land. We determine if an arrangement is a lease at inception and evaluate identified leases for operating or finance lease treatment at lease commencement. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our leases have remaining lease terms of less than one year to 45 years, some of which have options to extend or terminate the lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. The additions to right-of-use assets obtained from new operating lease liabilities during the years ended December 31, 2025 and 2024, of approximately $23.9 million and $2.9 million, respectively, are treated as non-cash transactions that do not impact the consolidated statements of cash flows. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We determined our incremental borrowing rate using the borrowing rate of our debt agreements. The terms of our corporate offices, vehicles and land leases are in line with the Credit Agreement, our primary finance mechanism. We have certain land and vehicle lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components include payments for taxes and other operating and maintenance expenses incurred by the lessor but payable by us in connection with the leasing arrangement. During the years ended December 31, 2025, 2024 and 2023, the Company was party to certain subleasing arrangements whereby the Company, as the primary obligor on the lease, has recognized sublease income for lease payments made by affiliates to the lessor.

Fisher Island terminal facility land sale-leaseback. On October 8, 2025, the Company completed the sale-leaseback of our terminal facility land on Fisher Island, Miami, Florida to HRP Fisher Island, LLC, for a purchase price of $180 million. The Fisher Island terminal facility has active storage capacity of approximately 700,000 barrels for the storage of marine fuels. We received proceeds of approximately $176.8 million, net of transaction costs, which was used for a $175 million prepayment on our senior secured term loans. As a result of the sale-leaseback, we recorded a gain of approximately $169.6 million to gain on sale of assets within the consolidated statements of operations.

At closing we retained all assets and liabilities associated with the maintenance and operations of the Fisher Island terminal facility, excluding land, and entered into an approximately two-year land lease agreement with the buyer, to continue our existing operations servicing our current customer agreements through August 2027. The lease may be terminated by either party upon no less than six months’ notice prior to the end of the lease term. Lease payments have been prepaid through September 2026. Right-of-use assets and lease liabilities related to this sale-leaseback transaction were $22.3 million and $10.7 million, respectively. At the end of the lease, we plan to abandon the terminal property, plant, and equipment. Accordingly, we have applied abandonment accounting and accelerated the depreciation of the terminal property, plant and equipment of approximately $5.8 million, over the course of the lease term.

Following are components of our lease costs (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Operating leases	$8,285	$5,284	$5,743
Variable lease costs (including insignificant short-term leases)	1,666	1,669	1,548
Sublease income as primary obligor	(703)	(1,012)	(1,102)
Total lease costs	$9,248	$5,941	$6,189

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

Other information related to our operating leases was as follows (in thousands, except lease term and discount rate):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash outflows for operating leases	$17,655	$5,250	$5,763
Weighted average remaining lease term (years)	22.31	27.38	27.96
Weighted average discount rate	4.9%	4.7%	4.5%

Undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of December 31, 2025 and related imputed interest was as follows (in thousands):

Years ending December 31:
2026	$7,099
2027	13,001
2028	4,154
2029	3,518
2030	3,373
Thereafter	63,975
Total lease payments	95,120
Less imputed interest	(35,979)
Present value of operating lease liabilities	$59,141

Contractual commitments. At December 31, 2025, we have contractual commitments of approximately $25.3 million for the supply of services, labor and materials related to capital projects that currently are under development. We expect that these contractual commitments will primarily be paid within a year.

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

In the second quarter of 2025, we made a one-time customer settlement payment of approximately $4.4 million related to our Brownsville terminals. The settlement was recognized in terminal revenue in the consolidated statements of operations.

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

The fair values of the following financial instruments represent our best estimate of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Our fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects our judgments about the assumptions that market participants would use in pricing the asset or liability based on

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

the best information available in the circumstances. There were no transfers into or out of Levels 1, 2, and 3 during the years ended December 31, 2025, 2024 and 2023. The following methods and assumptions were used to estimate the fair value of financial instruments at December 31, 2025 and 2024.

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

Debt. The estimated fair value of our $938.1 million senior secured term loans at December 31, 2025 was approximately $940.4 million based on observable market trades. The estimated fair value of our $500 million publicly traded senior notes at December 31, 2025 was approximately $510.6 million based on observable market trades. The carrying amount of our revolving credit facility debt approximates fair value since borrowings under the facility bear interest at current market interest rates. The fair value of our debt is categorized in Level 2 of the fair value hierarchy.

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

The following table provides details of our revenue disaggregated by category of revenue (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Terminaling services fees:
Firm commitments (ASC 842 revenue)	$196,530	$194,889	$186,862
Firm commitments (ASC 606 revenue)	44,173	46,714	42,390
Total firm commitments revenue	240,703	241,603	229,252
Ancillary revenue (ASC 606 revenue)	65,756	66,060	65,549
Ancillary revenue (ASC 842 revenue)	2,411	2,005	2,633
Total ancillary revenue	68,167	68,065	68,182
Total terminaling services fees	308,870	309,668	297,434
Management fees (ASC 606 revenue)	9,928	12,562	13,328
Management fees (ASC 842 revenue)	1,055	1,351	1,497
Total management fees	10,983	13,913	14,825
Product sales (ASC 606 revenue)	326,119	379,146	340,861
Total revenue	$645,972	$702,727	$653,120

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 606 revenue in the specified period related to our future performance obligations as of the end of the reporting period (in thousands):

Estimated Future ASC 606 Revenue by Segment

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
Years ending December 31:	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
2026	$3,560	$850	$926	$—	$22,917	$22,816	$—	$51,069
2027	1,770	165	—	—	22,626	4,687	—	29,248
2028	—	—	—	—	16,191	763	—	16,954
2029	—	—	—	—	8,256	—	—	8,256
2030	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—	—
Total estimated future ASC 606 revenue	$5,330	$1,015	$926	$—	$69,990	$28,266	$—	$105,527

Our estimated future ASC 606 revenue, for purposes of the tabular presentation above, excludes estimates of future rate changes due to changes in indices or contractually negotiated rate escalations and is generally limited to contracts that have minimum payment arrangements. The balances disclosed include the full amount of our customer commitments accounted for as ASC 606 revenue as of December 31, 2025 through the expiration of the related contracts. The balances disclosed exclude all performance obligations for which the original expected term is one year or less, the term of the contract with the customer is open and cannot be estimated, the contract includes options for future purchases or the consideration is variable.

Estimated future ASC 606 revenue in the table above excludes revenue arrangements accounted for in accordance with ASC 842. The following table includes our estimated future revenue associated with our firm commitments under terminaling services fees which is expected to be recognized as ASC 842 revenue in the specified period (in thousands):

Years ending December 31:
2026	$158,083
2027	79,850
2028	47,585
2029	25,769
2030	23,827
Thereafter	50,810
Total estimated future ASC 842 revenue	$385,924

BALANCE SHEET DISCLOSURES

Contract assets. Our contract assets are limited to trade accounts receivable.

The following tables present our contract assets resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Trade accounts receivable at December 31, 2025	$16,926	$7,952	$24,878
Trade accounts receivable at December 31, 2024	$17,144	$7,219	$24,363

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

Years ended December 31, 2025, 2024 and 2023

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

The following table presents our contract liabilities resulting from contracts with customers (in thousands):

	Contracts under
	ASC 606	ASC 842	Total
Contract liabilities at December 31, 2025	$1,416	$10,823	$12,239
Contract liabilities at December 31, 2024	$1,266	$12,608	$13,874

Revenue recognized during the year ended December 31, 2025, from amounts included in contract liabilities at December 31, 2024, was approximately $1.2 million for contracts under ASC 606 and approximately $12.3 million for contracts under ASC 842.

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

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

The financial performance of our business segments is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Gulf Coast Terminals:
Terminaling services fees	$91,955	$89,051	$88,380
Management fees	75	81	73
Revenue	92,030	89,132	88,453
Operating costs and expenses	(30,226)	(26,279)	(24,426)
Net margins	61,804	62,853	64,027
Midwest Terminals:
Terminaling services fees	11,064	11,250	11,003
Revenue	11,064	11,250	11,003
Operating costs and expenses	(1,993)	(1,846)	(1,917)
Net margins	9,071	9,404	9,086
Brownsville Terminals:
Terminaling services fees	12,093	18,244	18,982
Management fees	5,198	5,910	6,064
Revenue	17,291	24,154	25,046
Operating costs and expenses	(13,893)	(11,980)	(9,898)
Net margins	3,398	12,174	15,148
River Terminals:
Terminaling services fees	17,058	15,452	14,425
Revenue	17,058	15,452	14,425
Operating costs and expenses	(8,066)	(6,896)	(6,777)
Net margins	8,992	8,556	7,648
Southeast Terminals:
Terminaling services fees	72,869	73,862	67,831
Management fees	1,143	966	1,065
Revenue	74,012	74,828	68,896
Operating costs and expenses	(29,554)	(29,180)	(26,475)
Net margins	44,458	45,648	42,421
West Coast Terminals:
Product sales	326,119	379,146	340,861
Terminaling services fees	103,831	101,809	96,813
Management fees	—	6	44
Revenue	429,950	480,961	437,718
Cost of product sales	(303,776)	(356,187)	(320,516)
Operating costs and expenses	(39,928)	(39,197)	(36,721)
Costs and expenses	(343,704)	(395,384)	(357,237)
Net margins	86,246	85,577	80,481
Central Services:
Management fees	4,567	6,950	7,579
Revenue	4,567	6,950	7,579
Operating costs and expenses	(20,133)	(17,964)	(18,483)
Net margins	(15,566)	(11,014)	(10,904)
Total net margins	198,403	213,198	207,907
General and administrative	(28,335)	(30,160)	(28,932)
Insurance	(7,657)	(6,847)	(6,822)
Deferred compensation	(2,671)	(3,840)	(4,272)
Depreciation and amortization	(74,008)	(71,846)	(70,876)
Earnings from unconsolidated affiliates	9,905	10,005	10,140
Gain on sale of assets	169,622	—	—
Operating income	265,259	110,510	107,145
Other expenses (interest and deferred debt issuance costs)	(137,124)	(100,428)	(104,199)
Net earnings	$128,135	$10,082	$2,946

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

Supplemental information about our business segments is summarized below (in thousands):

	Year ended December 31, 2025

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$92,030	$11,064	$17,291	$17,058	$74,012	$103,831	$4,567	$319,853
Product sales	—	—	—	—	—	326,119	—	326,119
Total revenue	$92,030	$11,064	$17,291	$17,058	$74,012	$429,950	$4,567	$645,972
Capital expenditures	$18,123	$725	$1,891	$7,115	$7,298	$18,960	$1,347	$55,459
Identifiable assets	$173,804	$12,403	$98,341	$45,072	$203,653	$421,587	$10,669	$965,529
Cash and cash equivalents								12,463
Investments in unconsolidated affiliates								307,642
Unrealized gain on interest rate swap agreements								935
Other								4,970
Total assets								$1,291,539

	Year ended December 31, 2024

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$89,132	$11,250	$24,154	$15,452	$74,828	$101,815	$6,950	$323,581
Product sales	—	—	—	—	—	379,146	—	379,146
Total revenue	$89,132	$11,250	$24,154	$15,452	$74,828	$480,961	$6,950	$702,727
Capital expenditures	$17,451	$234	$3,283	$2,393	$11,601	$22,282	$1,348	$58,592
Identifiable assets	$148,774	$13,145	$103,444	$41,728	$217,630	$431,829	$10,565	$967,115
Cash and cash equivalents								8,174
Investments in unconsolidated affiliates								317,392
Unrealized gain on interest rate swap agreements								19,081
Other								14,088
Total assets								$1,325,850

	Year ended December 31, 2023

	Gulf Coast	Midwest	Brownsville	River	Southeast	West Coast	Central
	Terminals	Terminals	Terminals	Terminals	Terminals	Terminals	Services	Total
Revenue:
Terminal revenue	$88,453	$11,003	$25,046	$14,425	$68,896	$96,857	$7,579	$312,259
Product sales	—	—	—	—	—	340,861	—	340,861
Total revenue	$88,453	$11,003	$25,046	$14,425	$68,896	$437,718	$7,579	$653,120
Capital expenditures	$12,570	$70	$3,146	$3,848	$17,424	$21,302	$1,459	$59,819

TransMontaigne Partners LLC and subsidiaries

Notes to Consolidated Financial Statements (continued)

Years ended December 31, 2025, 2024 and 2023

(18) SUBSEQUENT EVENTS

Credit Agreement amendment. On February 6, 2026, the Company, as parent guarantor, and TransMontaigne Operating Company L.P., our wholly owned subsidiary, entered into Amendment No. 6 to the Credit Agreement, which provides for, among other things, the reduction of the applicable margin of the senior secured term loans under the Credit Agreement and the extension of the maturity of the senior secured term loans (the “Repricing and Extension”). After giving effect to the Repricing and Extension, senior secured term loans under the Credit Agreement (i) accrue interest at a per annum rate equal to, at our election, either a Term SOFR plus an applicable margin of 2.25% or an alternate base rate plus an applicable margin of 1.50% and (ii) have a maturity date of March 16, 2030. The other terms and conditions of the Credit Agreement, as amended by Amendment No. 6, remain unchanged.

Charlotte terminal facility sale agreement. On March 18, 2026, the Company entered into an agreement for the sale of our terminal facility in Charlotte, North Carolina for a purchase price of approximately $3.4 million. Proceeds from the terminal sale will be used for repayment of certain term debt obligations. The Charlotte terminal facility has storage capacity of approximately 120,000 barrels for the storage of gasoline, diesel, ethanol, and fuel additives. The closing of the sale is expected to occur on or about April 17, 2026, or on such other date as may be mutually agreed by the parties and is subject to customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our executive and principal financial officer (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our sole equity-holder (TLP Finance Holdings, LLC) evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. In addition, our Certifying Officers concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The management of our sole equity-holder has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Based on that evaluation, the management of our sole equity-holder has concluded that our internal control over financial reporting was effective as of December 31, 2025.

March 20, 2026

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2025.

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

Executive Officers

Chief Executive Officer. Effective September 2, 2025, Randal T. Maffett retired from his position as Chief Executive Officer of TransMontaigne Partners LLC and its wholly owned and controlled operating subsidiaries. Effective upon his retirement as Chief Executive Officer, Mr. Maffett joined the Board of Managers (the Board) of an indirect parent of the Company.

Effective September 2, 2025, an indirect parent of the Company appointed Jesse Arenivas as Chief Executive Officer of the Company and its wholly owned and controlled operating subsidiaries and a member of the Board. Mr. Arenivas received a Bachelor of Business Administration in finance from the University of Texas Permian Basin and is a licensed Certified Public Accountant.

The following table sets forth the names, ages and titles of the executive officers of the Company, each of whom is an employee of TMC, a wholly owned subsidiary of ArcLight, as of February 28, 2026:

Name	Age	Position
Jesse Arenivas	52	Chief Executive Officer
Shawn L. Mongold	54	Executive Vice President and Chief Operating Officer
Robert T. Fuller	56	Executive Vice President, Chief Financial Officer and Treasurer
Holly P. Kranzmann	60	Executive Vice President, Business Development
Matthew B. White	53	Executive Vice President, General Counsel and Secretary

Jesse Arenivas has served as Chief Executive Officer of the Company since September of 2025. Prior to September 2025, Mr. Arenivas served as CEO of EnLink Midstream LLC (“EnLink”) from 2022 to 2025. Prior to EnLink, Mr. Arenivas served in several executive roles with Kinder Morgan, Inc. (“KMI”) including President of KMI’s Energy Transition Ventures team and Vice President (President, CO2 segment). Before joining KMI in 2003, Mr. Arenivas spent five years at ConocoPhillips Co. in financial and commercial roles. Mr. Arenivas received a Bachelor of Business Administration in finance from the University of Texas Permian Basin and is a licensed Certified Public Accountant.

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

On March 18, 2026, Ms. Kranzmann notified the Company of her intention to retire from her position with the Company and its subsidiaries, effective as of March 31, 2026.

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

TMC Services Agreement. Our executive officers who provide services to the Company are employed by TMC, a wholly owned subsidiary of ArcLight, which also provides services to certain other ArcLight affiliates. As a result, we do not directly employ the persons responsible for the executive management of our business. Nonetheless, TMS continues to provide certain payroll functions and maintains all employee benefits programs on behalf of TMC pursuant to a services agreement between TMC and TMS. Aggregate fees paid with respect to the services agreement for the years ended December 31, 2025, 2024 and 2023, were approximately $3.0 million, $2.6 million and $2.5 million, respectively.

Central Services. We have a 51% ownership interest in SeaPort Midstream. We operate SeaPort Midstream in accordance with an operating and administrative agreement executed between us and SeaPort Midstream, for a management fee that is based on our costs incurred. Aggregate annual fees received with respect to services provided for SeaPort Midstream for the years ended December 31, 2025, 2024 and 2023, were approximately $4.1 million, $4.2 million and $4.3 million, respectively.

We also manage additional terminal facilities that are owned by affiliates of ArcLight, including Lucknow-Highspire Terminals, LLC, which operates terminals throughout Pennsylvania encompassing approximately 9.9 million barrels of storage capacity and we receive a management fee based on our costs incurred. Aggregate annual fees received with respect to services performed for Lucknow-Highspire Terminals, LLC for the years ended December 31,

2025, 2024 and 2023, were approximately $0.5 million, $2.8 million and $3.3 million, respectively. Our administration of payroll for the senior management of Lucknow-Highspire Terminals, LLC ended on December 31, 2024.

Operations and Reimbursement Agreement—Frontera. We have a 50% ownership interest in Frontera. We operate Frontera in accordance with an operations and reimbursement agreement executed between us and Frontera, for a management fee that is based on our costs incurred. Our agreement with Frontera stipulates that we may resign as the operator at any time with the prior written consent of Frontera, or that we may be removed as the operator for good cause, which includes material noncompliance with laws and material failure to adhere to good industry practice regarding health, safety or environmental matters. For the years ended December 31, 2025, 2024 and 2023, we recognized approximately $5.2 million, $5.9 million and $6.1 million, respectively, of revenue related to this operations and reimbursement agreement.

Terminaling Services Agreements. We have terminaling services agreements with Frontera relating to our Brownsville, Texas facility that expired or will expire in August 2025, April 2026 and May 2026. In exchange for its minimum throughput commitments, we agreed to provide Frontera with approximately 162,000 to 227,000 barrels of storage capacity under these agreements. For the years ended December 31, 2025, 2024 and 2023, we recognized revenue related to these agreements of approximately $2.2 million, $1.6 million and $1.9 million, respectively.

Affiliate Loan. We are party to a member loan with Olympic Pipeline Company with a total borrowing capacity of $35 million due December 31, 2027. We are responsible for our proportionate share of 30% of the loan. At December 31, 2025 and 2024, the total outstanding borrowings under the Olympic Pipeline Company member loan were $nil and $30.0 million, respectively. Accordingly, we have recorded a loan receivable of approximately $nil and $9.0 million respectively, representing our proportionate share of the outstanding borrowings. The member loan was repaid in the first half of 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP is our independent auditor. Deloitte & Touche LLP’s accounting fees and services were as follows:

	2025	2024
Audit fees (1)	$1,337,000	$1,298,000
Comfort letter and consents	—	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$1,337,000	$1,298,000

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

10.9

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

10.10

Amendment No. 6 to the Credit Agreement, dated as of February 6, 2026, by and among TransMontaigne Partners LLC, TransMontaigne Operating Company L.P., the subsidiary guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by TransMontaigne Partners L.P. with the SEC on February 10, 2026).

10.11+

TLP Management Services, L.L.C. Amended and Restated Savings and Retention Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by TransMontaigne Partners LLC with the SEC on March 15, 2019).

10.12

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
101*

The following financial information from the Annual Report on Form 10-K of TransMontaigne Partners LLC and subsidiaries for the year ended December 31, 2025, formatted in Inline (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

TransMontaigne Partners LLC

By:	TLP FINANCE HOLDINGS, LLC, its Managing Member

By:	/s/ Jesse Arenivas
Jesse Arenivas

Date: March 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with registrant so stated, on the date indicated.

Name and Signature	Title	Date

/s/ Jesse Arenivas	Chief Executive Officer	March 20, 2026
Jesse Arenivas

/s/ Robert T. Fuller	Executive Vice President, Chief Financial Officer and Treasurer	March 20, 2026
Robert T. Fuller

/s/ Lisa M. Kearney	Vice President, Chief Accounting Officer	March 20, 2026
Lisa M. Kearney